Form 10QSB
period 2006-06-30
COMCAM INTERNATIONAL INC
filed 2006-08-18
CIK 1118761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-51763

COMCAM INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2976562 (IRS Employer Identification Number)

1140 McDermott Drive, Suite 200, West Chester, Pennsylvania 19380
(Address of Principal Executive Office)          (Postal Code)

(610) 436-8089
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 16, 2006 was 5,770,980.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us” refer to ComCam International, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                          COMCAM INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                                BALANCE SHEETS
                                                                                June 30,          December 31,
                                                                                  2006                2005
                                ASSETS                                         (Unaudited)         (Audited)
                                                                             ----------------    ---------------
Current assets:

      Cash and cash equivalents                                           $            23,970              255,937

      Accounts receivable, net                                                         18,579               34,151

      Inventory                                                                        97,429               55,293
                                                                             ----------------      ---------------
           Total current assets
                                                                                      139,978              345,381

      Property and equipment, net                                                      12,999               15,470

      Other assets                                                                      4,106                4,106
                                                                             ----------------      ---------------
           Total assets                                                   $
                                                                                      157,083              364,957
                                                                             ================      ===============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

      Accounts payable                                                    $           145,093              159,777

      Accrued expenses                                                                107,818               60,561

      Advances payable to Comcam, Inc.                                              1,448,131            1,448,131

      Notes payable                                                                 1,225,000            1,125,000
                                                                             ----------------      ---------------

           Total current liabilities                                                2,926,042            2,793,469
                                                                             ----------------      ---------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $.0001 par value; 2,000,000

       shares authorized, no shares issued and outstanding                                  -                    -
      Common stock, $.0001 par value; 100,000,000
        shares authorized, 5,770,980 shares issued and

        outstanding                                                                       577                  577

      Additional paid-in capital                                                    1,680,987            1,680,987
      Deficit accumulated during the development stage                            (4,450,523)          (4,110,076)
                                                                             ----------------      ---------------

           Total stockholder's deficit                                            (2,768,959)          (2,428,512)
                                                                             ----------------      ---------------

           Total liabilities and stockholders' deficit                    $           157,083              364,957
                                                                             ================      ===============

                  The accompanying notes are an integral part of these financial statements.

                                                                   COMCAM INTERNATIONAL, INC.
                                                                 (A Development Stage Company)
                                                               UNAUDITED STATEMENTS OF OPERATIONS
                                                                           Three Months Ended                      Six Months Ended
                                                                               June 30,                                June 30,                    Cumulative
                                                                  ------------------------------------    -----------------------------------
                                                                       2006                2005                2006               2005               Amounts
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
Revenues, net                                                  $                                                                                         589,294
                                                                            9,103              10,069             24,466              22,419

Cost of revenues                                                            3,892                   -              5,118                   -             106,981
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

      Gross profit                                                          5,211              10,069             19,348              22,401             482,295
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

Operating expenses:

   General and administrative expenses                                    145,592             224,585            303,152             354,013           2,547,716

   Research and development expenses                                        3,047              23,785             12,443              60,249           2,370,071
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

                                                                          148,639             248,370            315,595             414,262           4,917,787
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
      Loss from operations                                             (143,428)           (238,301)           (296,247)          (391,843)          (4,435,474)
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

Other income (expense):

   Interest income                                                            331                  69              1,816                  69              13,151

   Interest expense                                                      (24,254)             (7,153)           (46,416)             (7,239)           (127,605)

   Gain on cancellation of debt                                                 -              99,005                400              99,005              99,405
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

                                                                         (23,923)              91,921           (44,200)              91,835            (15,049)
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
      Loss before provision for income taxes                            (167,351)           (146,380)          (340,447)           (300,008)         (4,450,523)

Provision for income taxes                                                      -                   -                   -                  -                   -
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
      Net loss                                                 $       (167,351)            (146,380)           (340,447)          (300,008)        (4,450,523)
                                                                  ================    ================    ===============    ================    ================
Net loss per common share - basic and diluted                  $
                                                                      (0.03)              (0.03)              (0.06)             (0.05)
                                                                  ================    ================    ===============    ================
Weighted average common shares-
  basic and diluted                                                    5,771,000           5,771,000           5,771,000          5,771,000
                                                                  ================    ================    ===============    ================
                                           The accompanying notes are an integral part of these financial statements.

                                                COMCAM INTERNATIONAL, INC.
                                               (A Development Stage Company)
                                            UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                 Six Months Ended
                                                                                     June 30,                  Cumulative
                                                                         ---------------------------------
                                                                             2006               2005            Amounts
                                                                         --------------    ---------------   ---------------
Cash Flows from operating activities:
      Net loss                                                        $       (340,447)          (300,008)        4,450,523)
      Adjustments to reconcile net loss to net
        cash used in operating activities:

           Depreciation                                                           2,471                237            46,618

           Stock compensation expense                                                -                   -           137,041

           Gain on cancellation of debt                                           (400)           (99,005)          (99,405)
           (Increase) decrease in:

                 Accounts receivable                                             15,572              1,516          (18,579)

                 Inventory                                                     (42,136)                 -           (97,429)

                 Other assets                                                         -                  -           (4,106)
           Increase (decrease) in:
                 Accounts payable                                              (14,284)             60,327           506,371

                 Accrued expenses                                                47,257                  -           107,818
                                                                         --------------    ---------------   ---------------

           Net cash used in operating activities                              (331,967)          (336,933)        3,872,194)
                                                                         --------------    ---------------   ---------------

Cash flows from investing activities:

      Purchase of property and equipment                                              -                  -          (59,617)
                                                                         --------------    ---------------   ---------------

           Net cash used in investing activities                                      -                  -          (59,617)
                                                                         --------------    ---------------   ---------------

Cash flows from financing activities:

      Increase in notes payable                                                 100,000          1,100,000         1,225,000

      Proceeds from issuance of common stock                                          -                  -         1,544,523

      Increase in advances from ComCam, Inc.                                          -             90,578         1,186,258
                                                                         --------------    ---------------   ---------------

           Net cash provided by financing activities                            100,000          1,190,578         3,955,781
                                                                         --------------    ---------------   ---------------

      Net increase (decrease) in cash                                         (231,967)            853,645            23,970

Cash, beginning of period                                                       255,937              7,249                 -
                                                                         --------------    ---------------   ---------------
Cash, end of period                                                   $
                                                                                 23,970            860,894            23,970
                                                                         ==============    ===============   ===============
                        The accompanying notes are an integral part of these financial statements.

ComCam International, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-SB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-SB. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of June 30, 2006, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

Overview

The Company is a wholly owned subsidiary of ComCam, Inc., engaged in the ongoing development and sale of its Internet Protocol remote control platform cameras, micro-servers, associated software, and unique end-to-end network solutions. The Company’s fiscal year end is December 31.

Strategy

The Company aims to realize net cash flows by focusing on increasing our revenues and realizing additional debt or equity financing.

Increase of Revenues

The Company will focus on numerous domestic and international sales opportunities with businesses and organizations which have purchased our products in the past, including the following:

o        United States agencies: most of our units sold to U.S. agencies have been used for testing purposes, including (a) the Coast
         Guard and Navy which funded the University of South Florida for remote underwater operating vehicles and purchased 10 camera systems between 2002 and the present, (b) Naval Undersea Warfare Center who purchased 16 camera systems for classified purposes in 2003, (c) the FBI through Photech, Inc., who purchased 4 camera systems for undisclosed surveillance monitoring in 2004, (d) National Oceanic and Atmospheric Administration (Department of Commerce) and the Fish and Wildlife Service
         (Department of the Interior) who each purchased 1 camera system in October 2005, and (e) Department of Interior who purchased several camera systems in 2001 to secure certain historic buildings in Independence Park, Philadelphia; and

o        State agencies:  the Washington Fish and Wildlife Service purchased 1 camera system in October 2005; and

o        Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 8 professional lens camera systems in 2003 for testing in a port security project.

Additionally, the Company intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

o        Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues; and

o        Toshiba Corporation (Japan) has tested the Company's technology on diverse applications including (i) solar-powered cell phone network systems for inhospitable, outdoor environments, (ii) remote equipment monitoring, (iii) medical tele-presence, and (iv) wearable devices for on-scene emergency technicians.

Though marketing overtures to both Siemans Maintenance Services. LLC, and Toshibia Corporation (Japan) have not resulted in sales to date, all of the above are examples of potential future customers that may contribute to an increase in the Company revenues. Additionally, the Company plans to implement an aggressive marketing and sales campaign to reach a broader market for our products.

Key features of the Company’s marketing plan include the following elements:

o        Effectively differentiate the Company from ComCam, Inc. to focus solely on our position as a video security surveillance and wireless networking company;

o        Retention of a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts).  This campaign will be based on positioning the Company as a pioneer developer in the video wireless field;

o        Revise corporate identity (e.g., logo), website and print materials: in line with overall repositioning of the Company, we will revise and refresh our core branding elements so as to maximize its positioning message as a technology leader not only in video surveillance but also toward wireless networking; and

o        Participate in industry shows and conferences.

While maintaining direct sales relations with many of its historic customers (e.g., University of Southern Florida and the United States Navy), the Company will focus its sales efforts on a network of strategic partnerships with select resellers. Through these efforts, the Company will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Debt and Equity Financing

On June 22, 2005, ComCam, Inc. and the Company entered into a Securities Purchase Agreement (“ACC Agreement”) with ACC Investors that concluded a debt financing in the amount of one million one hundred thousand dollars ($1,100,000) in the form of a secured convertible promissory note, with attached warrants, that bears interest at 8% per annum (“Note”) due on or before September 30, 2006. The terms of the Note entitle ACC Investors to convert the principal amount into thirty-three percent (33%) of the common shares of the Company, taking into account the conversion shares, and fifty five percent (55%) of the interest accrued on the Note after the completion of a share distribution of our common stock to the shareholders of ComCam, Inc. The ACC Agreement also provides ACC Investors with warrants to purchase up to twenty two percent (22%) of the common shares of the Company. We have accrued interest of $92,243 on the Note as of June 30, 2006 which will increase to approximately $111,000 as of the due date and intend to pay interest due from revenue or additional debt or equity financings.

Proceeds from the loan from ACC Investors have been used for research and development efforts, the production of inventory, marketing and general working capital.

The Company’s financial condition and results of operations depend primarily on revenue generated from the sale of its products and the proceeds of certain financing efforts. Since we have a limited history of generating revenue, insufficient for maintaining effective operations, we will continue to depend on the proceeds of financings to sustain us until such time as we realize net cash flows from operations.

Results of Operations

Revenues

Revenues for the three month period ended June 30, 2006 decreased to $9,103 from $10,069 for the three month period ended June 30, 2005, a decrease of 10%. Revenues for the six month period ended June 30, 2006 increased to $24,466 from $22,419 for the six month period ended June 30, 2005, an increase of 9%. The decrease in sales over the comparative three month periods can be attributed to new focus on procuring long term accounts, while the increase in sales over the comparative six month periods can be attributed the availability of product and increased marketing efforts. The Company expects sales to increase over the next twelve months.

Losses

Net losses for the three month period ended June 30, 2006 increased to $167,351 from $146,380 for the three month period ended June 30, 2005, an increase of 14%. Net losses for the six month period ended June 30, 2006 increased to $340,447 from $300,008 for the six month period ended June 30, 2005, an increase of 13%.The increase in losses over the comparative three month periods is due to interest expenses associated with debt financing, while the increase in losses over the comparative six month periods is due to increases in the cost of goods sold and interest expenses associated with debt financing. The Company expects to continue to incur losses over the next twelve months.

Expenses

Cost of sales for the three month period ended June 30, 2006 increased to $3,892 from $0 for the three month period ended June 30, 2005. Cost of sales for the six month period ended June 30, 2006 increased to $5,118 from $0 for the six month period ended June 30, 2005. The increase in cost of sales over the comparative three and six month periods can be attributed to costs associated with the manufacture of the Company’s products. The Company expects the cost of sales to increase as sales of our products increase over the next twelve months.

General and administrative expenses for the three month period ended June 30, 2006 decreased to $145,592 from $224,585 for the three month period ended June 30, 2005, a decrease of 35%. General and administrative expenses for the six month period ended June 30, 2006 decreased to $303,152 from $354,013 for the six month period ended June 30, 2005, a decrease of 14%.The decrease in general and administrative expenses over the comparative three and six month periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities. The Company expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended June 30, 2006 decreased to $3,047 from $23,785 for the three month period ended June 30, 2005, a decrease of 87%. Research and development expenses for the six month period ended June 30, 2006 decreased to $12,443 from $60,249 for the six month period ended June 30, 2005 a decrease of 79%. The Company expects that research and development expenses will increase over the next twelve months.

Depreciation and amortization expenses for the six month period ended June 30, 2006 and 2005 were $2,471 and $237, respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. Further, the Company believes that it can offset any inflationary increases in the cost of components and third party manufacturing by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $331,967 for the six month period ended June 30, 2006, as compared to cash flow used in operations of $336,933 for the six months ended June 30, 2005. Cash flows used in operating activities for the six month period ended June 30, 2006 are primarily attributable to losses incurred from operations, inventory costs and accounts payable. The Company expects to continue to use cash flow in operating activities until such time as we can realize a profit from operations.

Cash flow generated from financing activities was $100,000 for the six month period ended June 30, 2006 and $1,100,000 for the six month period ended June 30, 2005. Cash flow generated from financing activities in the current six month period can be attributed to a short term loan from ACC Investors. The Company expects to generate additional cash flow from financing activities in future periods.

Despite the financing provided by ACC Investors, the funding of operations for the next twelve months and beyond cannot be assured until such time as the Company realizes a net profit from operations. Our revenues are insufficient to fund operations, and a working capital deficit of $2,786,064 as of June 30, 2006 remains significant. Management understands that we have a substantial need for substantial capital to build our business although we have no current commitments or arrangements with respect to additional capital. Our major shareholders would be the most likely source of debt or equity placements though none has made any commitment for future investment. Should we be unable to obtain additional funds either through realizing a net profit or from additional debt or equity funding, we may be forced to curtail or cease our activities.

The Company had no formal long term lines of credit or other bank financing arrangements as of June 30, 2006.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the six month periods ended June 30, 2006 or 2005.

The Company does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

The Company intends to continue the manufacture and assembly of its products through third party manufacturers.

Critical Accounting Policies

In Note 1 to the audited, consolidated, financial statements for the years ended December 31, 2005 and 2004, included in our Form 10-SB/A filed with the Commission on June 26, 2006, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles which we utilize conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company generates revenue through the sale of its products to the private, commercial, industrial and governmental sectors for video surveillance, telemedicine, transportation monitoring, process control and customized solutions. Revenue from product sales is generally recognized at the time the product is shipped and invoiced and the collectibility of revenue is reasonably assured. We believe that revenue should be recognized at dispatch as title generally passes to the customer at the time of shipment.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

— our financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for operations;

— uncertainties related to the Company’s business prospects;

— the ability of the Company to generate revenues to fund operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors.” We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2005 and 2004, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $4,110,076 as of December 31, 2005, which increased to $4,450,523 as of June 30, 2006. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2005, the Company had a working capital deficit of $2,448,088, which increased to $2,786,064 as of June 30, 2006. We do not expect to generate sufficient cash flow from operations to cover our expenditures until 2008. Until the point at which cash flow from operations matches expenditures, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

THE COMPANY MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS

We have historically had difficulty producing our products because of cash flow shortages. Though we have recently resumed the production of our products, our future success depends in a significant part on our ability to evolve our hardware and software and to develop and introduce new products and technologies in response to market demands. If adequate funds are not available, the Company’s ability to develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THE COMPANY’S PRODUCTS COULD BECOME OBSOLETEAT
ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the video surveillance market; our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of the Company’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

THE MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS IS CRITICAL TO THE COMPANY'S GROWTH

The Company generates revenue from the design and sale of video surveillance systems; therefore, market acceptance of our products is critical. If our customers do not accept or purchase our products, then our revenue, cash flow and/or operating results will be negatively impacted.

THE COMPANY COMPETES WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While the Company’s products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer video surveillance systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations like Sony and JVC.

THE COMPANY DEPENDS ON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

The Company relies on Pennsylvania-based Strategic Manufacturing Technologies, Inc., to procure components and to manufacture our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers as well as a limited number of source suppliers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

If our suppliers were unable to provide parts in the volumes needed or at an acceptable price, our manufacturer and the Company would have to identify and qualify acceptable replacements from alternative sources of supply. If the Company was unable to obtain these components in a timely fashion, it would likely not be able to meet demand. Any disruption of either component procurement or manufacturing delays could adversely affect the Company’s results of operations.

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY FOLLOWING THE ANTICIPATED DISTRIBUTION

We anticipate the distribution of our shares to the shareholders of ComCam, Inc., at which time Don Gilbreath will continue to serve as our the chief executive officer and as the chief executive officer of ComCam, Inc. Mr. Gilbreath’s dual responsibilities will cause him to divide his time between two corporations with disparate interests. Currently, Mr. Gilbreath devotes significant time to the marketing of our products and services. However, subsequent to the distribution ComCam, Inc. will seek out unrelated business opportunities in the technology sector, which pursuit will reduce the amount of time Mr. Gilbreath currently spends on the development of our business.

THE COMPANY'S SUCCESS DEPENDS ON THE COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued services and performance of Don Gilbreath and other key personnel. We have relatively few senior personnel, and so the loss of the services of Don Gilbreath or any other key employees could have a material adverse effect on the Company’s business prospects, financial condition and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELYIMPACT
THE COMPANY’S FINANCIAL CONDITION

The Company’s success depends significantly on protecting proprietary technology. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or products. Monitoring unauthorized use of the Company’s technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against us with respect to existing or future products or technology. If there is a successful claim of infringement and the Company fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, the Company’s business and results of operations could be seriously harmed.

THE COMPANY’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company’s fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Although the Company successfully operates within current governmental regulations, it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

THE COMPANY’S PRODUCTS ARE SUBJECT TO ENVIRONMENTAL LAWS

New hazardous materials restrictions have been and are being sought in numerous jurisdictions worldwide. As these restrictions take effect, the Company may need to change the components it uses in certain key products. These components may be difficult to procure or more expensive than the components we currently use. As such, current and future environmental regulations could negatively impact our operations.

Future Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures in 2008. Until the point at which cash flow from operations matches expenditures, we will have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

THE COMPANY HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, the Company procured a loan from ACC Investors. The loan was secured by a convertible promissory note (“Note”) for a total of $1,100,000 at an interest rate of 8% per annum. The terms of the Note allow ACC Investors to convert the principal amount into 33% of the common shares of the Company, taking into account the conversion and 55% of the interest of the Note into common shares of the Company after the completion of the share distribution of the Company’s common stock. Additionally, the agreement with ACC Investors includes warrants to purchase shares of common stock up to 22% of the shares outstanding immediately prior to the conversion of the Note. If the Note is converted into shares, the conversion will dilute existing shareholders. If the loan is paid in cash, the repayment will deplete funds intended for our marketing plan and research and development goals.

If ACC Investors exercises all of its warrants and converts the principle of the Note into shares of Company stock, ACC Investors will own 4,112,039 or 47.74% of the issued and outstanding shares, 1,269,616 of which are 22% of the current 5,770,980 outstanding shares, and 2,842,423 of which are 33% of the 8,613,403 post-Note conversion shares. Additionally, ACC Investors may convert up to 55% of the accrued interest into shares of Company stock. This ownership would give ACC Investors significant influence over the Company’s policies and affairs and may put ACC Investors in a position to determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

THE COMPANY MAY ATTEMPT TO QUOTE ITS STOCK ON THE OTCBB

The Company has no public trading market for its shares, and we cannot represent to you that a market will ever develop. Nonetheless, we do intend to seek a quotation on the OTCBB. However, there can be no assurance that we will obtain a quotation on the OTCBB or that obtaining a quotation will generate a public trading market for our shares.

Further, if we obtain a quotation on the OTCBB, this may limit our ability to raise money in an equity financing since many institutional investors do not consider OTCBB stocks for their portfolios. Therefore, an investor’s ability to trade our stock might be restricted as only a limited number of market makers quote OTCBB stock. Trading volumes in OTCBB stocks are historically lower, and stock prices for OTCBB stocks tend to be more volatile than stocks traded on an exchange or the NASDAQ Stock Market. We may never qualify for trading on an exchange or the NASDAQ Stock Market.

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting the Company’s market price will include:

o the Company’s perceived prospects;

o negative variances in our operating results, and achievement of key business targets;

o limited trading volume in shares of the Company’s common stock in the public market;

o sales or purchases of large blocks of our stock;

o changes in, or the Company’s failure to meet, earnings estimates;

o changes in securities analysts’ buy/sell recommendations;

o differences between our reported results and those expected by investors and securities analysts;

o announcements of new contracts by the Company or our competitors;

o announcements of legal claims against us;

o market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

o developments in the financial markets;

o general economic, political or stock market conditions.

In addition, our future stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of the Company’s common stock are beyond our control. The market price of the Company’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

THE COMPANY'S STOCK IS A PENNY STOCK AND, THEREFORE, THE COMPANY'S SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

The Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Exchange Act. Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

o “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $4,110,076 as of December 31, 2005, which increased to $4,450,523 as of June 30, 2006. Our ability to continue as a going concern is dependent upon the realization of a profit and /or funding from outside sources. The Company’s plan to address this going concern includes (i) realizing increased revenues from sales, (ii) seeking outside debt or equity funding from private placement sources, (iii) obtaining loans from shareholders as necessary, and (iv) converting outstanding debt to equity. Although we believe that the Company will be able to obtain the necessary funding to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.       CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of August, 2006.

ComCam International, Inc.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(i)	*	Stock Exchange Agreement between ComCam and the Company dated May 8, 2002 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 6, 2006).
10(ii)	*	Securities Purchase Agreement between the Company, ComCam and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(iii)	*	Convertible Secured Promissory Note between the Company, ComCam and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(iv)	*	Warrant to Purchase Common Stock between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(v)	*	Warrant to Purchase Common Stock between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(vi)	*	Registration Rights Agreement between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(vii)	*	Employment Agreement between the Company, ComCam and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to prior filings with the Securities and Exchange Commission.