Form 10QSB
period 2006-09-30
COMCAM INTERNATIONAL INC
filed 2006-11-14
CIK 1118761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2006 was 5,770,980.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheets as of September 30, 2006	4
Unaudited Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006	5
Unaudited Statements of Cash Flows for nine months ended September 30, 2006 and 2005 and the period from inception to September 30, 2006	6
Notes to the Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	9
ITEM 3. CONTROLS AND PROCEDURES	22
PART II.
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	22
ITEM 5. OTHER INFORMATION	22
ITEM 6. EXHIBITS	22
SIGNATURES	23
INDEX TO EXHIBITS	24

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

                                           COMCAM INTERNATIONAL, INC.
                                          (A Development Stage Company)
                                                 BALANCE SHEETS

                                                                             September 30,         December 31,
                                                                                  2006                 2005
                                ASSETS                                        (Unaudited)           (Audited)
                                                                            -----------------    -----------------

Current assets:
      Cash and cash equivalents                                          $            12,808              255,937
      Accounts receivable, net                                                        20,000               34,151
      Inventories, net                                                               194,510               55,293
                                                                            -----------------    -----------------

           Total current assets                                                      227,318              345,381

      Property and equipment, net                                                     11,764               15,470
      Other assets                                                                     4,106                4,106
                                                                            -----------------    -----------------

           Total assets                                                  $           243,188              364,957
                                                                            =================    =================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                   $           263,459              159,777
      Accrued expenses                                                               121,814               60,561
      Advances payable to ComCam, Inc.                                             1,448,131            1,448,131
      Notes payable                                                                1,295,000            1,125,000
                                                                            -----------------    -----------------

           Total current liabilities                                               3,128,404            2,793,469
                                                                            -----------------    -----------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $.0001 par value; 2,000,000
       shares authorized, no shares issued and outstanding                                 -                    -
      Common stock, $.0001 par value; 100,000,000
        shares authorized, 5,770,980 shares issued and
        outstanding                                                                      577                  577
      Additional paid-in capital                                                   1,680,987            1,680,987
      Deficit accumulated during the development stage                           (4,566,780)          (4,110,076)
                                                                            -----------------    -----------------

           Total stockholder's deficit                                           (2,885,216)          (2,428,512)
                                                                            -----------------    -----------------

           Total liabilities and stockholders' deficit                   $           243,188              364,957
                                                                            =================    =================

                   The accompanying notes are an integral part of these financial statements.

                                                                 COMCAM INTERNATIONAL, INC.
                                                                 (A Development Stage Company)
                                                              UNAUDITED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended                       Nine Months Ended
                                                                          September 30,                           September 30,                   Cumulative
                                                               ------------------------------------    -------------------------------------
                                                                    2006                2005                 2006                2005               Amounts
                                                               ----------------    ----------------    -----------------    ----------------    ----------------

Revenues, net                                               $           16,975                   -               41,440              22,391             606,268
Cost of revenues                                                         3,159                   -                8,277                   -             110,140
                                                               ----------------    ----------------    -----------------    ----------------    ----------------
      Gross profit                                                      13,816                   -               33,163              22,391             496,128
                                                               ----------------    ----------------    -----------------    ----------------    ----------------

Operating expenses:
   General and administrative expenses                                  96,404             258,567              406,771             612,552           2,651,335
   Research and development expenses                                       508              49,571               12,951             109,820           2,370,579
                                                               ----------------    ----------------    -----------------    ----------------    ----------------
                                                                        96,912             308,138              419,722             722,372           5,021,914
                                                               ----------------    ----------------    -----------------    ----------------    ----------------

      Loss from operations                                            (83,096)           (308,138)            (386,559)           (699,981)         (4,525,786)
                                                               ----------------    ----------------    -----------------    ----------------    ----------------

Other income (expense):
   Interest income                                                          94               4,814                1,910               4,883              13,245
   Interest expense                                                   (18,776)            (21,320)             (72,455)            (28,559)           (153,644)
   Gain on cancellation of debt                                              -                   -                  400              99,005              99,405
                                                               ----------------    ----------------    -----------------    ----------------    ----------------
                                                                      (18,682)            (16,506)             (70,145)              75,329            (40,994)
                                                               ----------------    ----------------    -----------------    ----------------    ----------------

      Loss before provision for income taxes                         (101,778)           (324,644)            (456,704)           (624,652)         (4,566,780)

Provision for income taxes                                                   -                   -                    -                   -                   -
                                                               ----------------    ----------------    -----------------    ----------------    ----------------
      Net loss                                              $        (101,778)           (324,644)            (456,704)           (624,652)         (4,566,780)
                                                               ================    ================    =================    ================    ================

Net loss per common share - basic and diluted               $           (0.02)              (0.06)               (0.08)              (0.11)
                                                               ================    ================    =================    ================

Weighted average common shares-
  basic and diluted                                                  5,771,000           5,771,000            5,771,000           5,771,000
                                                               ================    ================    =================    ================

                                          The accompanying notes are an integral part of these financial statements.

                                                COMCAM INTERNATIONAL, INC.
                                               (A Development Stage Company)
                                            UNAUDITED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30,                 Cumulative
                                                                       ----------------------------------
                                                                            2006               2005             Amounts
                                                                       ---------------    ---------------    ---------------
Cash Flows from operating activities:
      Net loss                                                      $       (456,704)          (624,652)     (4,566,780)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation                                                         3,706              1,919             47,853
           Stock compensation expense                                               -                  -            137,041
           Gain on cancellation of debt                                         (400)           (99,005)           (99,405)
           Provision for losses on accounts receivable                          7,800                  -              7,800
           Inventories reserve                                                 25,000                  -             25,000
           (Increase) decrease in:
                 Accounts receivable                                            6,351              2,578           (27,800)
                 Inventories                                                (164,217)            (3,116)          (219,510)
                 Other assets                                                       -                  -            (4,106)
           Increase (decrease) in:
                 Accounts payable                                             104,082              1,097            624,737
                 Accrued expenses                                              61,253             29,858            121,814
                                                                       ---------------    ---------------    ---------------

           Net cash used in operating activities                            (413,129)          (691,321)        (3,953,356)
                                                                       ---------------    ---------------    ---------------

Cash flows from investing activities:
      Purchase of property and equipment                                            -           (18,160)           (59,617)
                                                                       ---------------    ---------------    ---------------

           Net cash used in investing activities                                    -           (18,160)           (59,617)
                                                                       ---------------    ---------------    ---------------

Cash flows from financing activities:
      Increase in notes payable                                               170,000          1,100,000          1,295,000
      Proceeds from issuance of common stock                                        -                  -          1,544,523
      Increase in advances from ComCam, Inc.                                        -            108,674          1,186,258
                                                                       ---------------    ---------------    ---------------

           Net cash provided by financing activities                          170,000          1,208,674          4,025,781
                                                                       ---------------    ---------------    ---------------

      Net increase (decrease) in cash                                       (243,129)            499,193             12,808

Cash, beginning of period                                                     255,937              7,249                  -
                                                                       ---------------    ---------------    ---------------

Cash, end of period                                                 $          12,808            506,442             12,808
                                                                       ===============    ===============    ===============

                        The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

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

Note 3 — Going Concern

As of September 30, 2006, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

Note 4 – Notes Payable

Notes payable consist of the following:

                                                                              September 30,         December 31,
                                                                                  2006                  2005
         Convertible unsecured note payable to ACC
         Investors, LLC, bearing interest at 8% and due on
         September 30, 2006.  The note may be converted
         converted to common shares of the Company, at
         the option of the holder, based on certain terms
         related to outstanding shares and per share prices.
         The note also includes warrants to purchase
         common stock of the Company, based on certain
         terms related to the total number of shares
         outstanding at the time the warrants are exercised.
         The Company is in default of the loan agreement           $             1,100,000              1,100,000

         Notes payable to Paul Higbee, bearing interest
         at 8%, due on demand, secured by the intellectual
         property of the Company.                                                  170,000                      -

         Convertible unsecured note payable to Robert
         Emmet, bearing interest at 6%, and due on demand
         The note may be converted into common shares of
         the Company at $.35 per share and contains a
         provision which allows the Company to call for the
         conversion at anytime.                                                     25,000                 25,000

                                                                       $         1,295,000              1,125,000

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

Overview

The Company is a wholly owned subsidiary of ComCam, Inc., engaged in the ongoing development and sale of its Internet Protocol remote control platform cameras, micro-servers, associated software, and unique end-to-end network solutions. The Company’s fiscal year end is December 31.

Strategy

The Company aims to realize net cash flows by increasing revenues and procuring additional funds from debt or equity financings.

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

Additionally, the Company intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

o	Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues; and

o	Toshiba Corporation (Japan) has tested the Company’s technology on diverse applications including (i) solar-powered cell phone network systems for inhospitable, outdoor environments, (ii) remote equipment monitoring, (iii) medical tele-presence, and (iv) wearable devices for on-scene emergency technicians.

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

Results of Operations

The Company’s financial condition and results of operations depend primarily on revenue generated from the sale of its products and the proceeds of certain financing efforts. Since we have a limited history of generating revenue, which revenue is insufficient for maintaining effective operations, we will continue to depend on the proceeds of financings to sustain us until such time as we realize net cash flows from operations.

Revenues

Revenues for the three month period ended September 30, 2006 increased to $16,975 from $0 for the three month period ended September 30, 2005. Revenues for the nine month period ended September 30, 2006 increased to $41,440 from $22,391 for the nine month period ended September 30, 2005, an increase of 85%. The realization of sales in the three month period and the increase in sales over the comparative nine month periods can be attributed the availability of product and increased marketing efforts. However, the small total revenue amounts can be attributed to new focus on procuring long term accounts. The Company expects sales to increase over the next twelve months.

Cost of Sales

Cost of sales for the three month period ended September 30, 2006 increased to $3,159 from $0 for the three month period ended September 30, 2005. Cost of sales for the nine month period ended September 30, 2006 increased to $8,277 from $0 for the nine month period ended September 30, 2005. The realization of cost of sales in the current three and nine month periods can be attributed to the availability of a manufacturer for the Company’s products. We expect the cost of sales to increase as sales of our products increase over the next twelve months.

Losses

Net losses for the three month period ended September 30, 2006 decreased to $101,778 from $324,644 for the three month period ended September 30, 2005, a decrease of 69%. Net losses for the nine month period ended September 30, 2006 decreased to $456,704 from $624,652 for the nine month period ended September 30, 2005, a decrease of 27%. The decrease in losses over the comparative three and nine month periods can be primarily attributed to a decrease in general and administrative expenses as well as research and development expenses. The Company expects to continue to incur losses over the next twelve months.

Expenses

General and administrative expenses for the three month period ended September 30, 2006 decreased to $96,404 from $258,567 for the three month period ended September 30, 2005, a decrease of 63%. General and administrative expenses for the nine month period ended September 30, 2006 decreased to $406,771 from $612,552 for the nine month period ended September 30, 2005, a decrease of 34%.The decrease in general and administrative expenses over the comparative three and nine month periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities. The Company expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended September 30, 2006 decreased to $508 from $49,571 for the three month period ended September 30, 2005, a decrease of 99%. Research and development expenses for the nine month period ended September 30, 2006 decreased to $12,951 from $109,820 for the nine month period ended September 30, 2005 a decrease of 88%. The Company expects that research and development expenses will increase over the next twelve months.

Depreciation and amortization expenses for the nine month period ended September 30, 2006 and 2005 were $3,706 and $1,919, respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $413,129 for the nine month period ended September 30, 2006, as compared to cash flow used in operations of $691,321 for the nine months ended September 30, 2005. Cash flows used in operating activities for the nine month period ended September 30, 2006 are primarily attributable to losses incurred from operations and inventory costs. The Company expects to continue to use cash flow in operating activities until such time as we can realize a profit from operations.

Cash flow used in investing activities was $0 for the nine month period ended September 30, 2006 and $18,160 for the nine month period ended September 30, 2005. The Company expects to generate cash flow from investing activities in future periods.

Cash flow from financing activities was $170,000 for the nine month period ended September 30, 2006 and $1,208,674 for the nine month period ended September 30, 2005. Cash flow generated from financing activities in the current nine month period can be attributed to notes payable, bearing interest at 8%, due on demand. The Company expects to generate additional cash flow from financing activities in future periods.

On June 22, 2005, ComCam, Inc. and the Company entered into a Securities Purchase Agreement (“ACC Agreement”) with ACC Investors that concluded a debt financing in the amount of one million one hundred thousand dollars ($1,100,000) in the form of a secured convertible promissory note, with attached warrants, that bears interest at 8% per annum (“Note”) due on or before September 30, 2006. The terms of the Note entitle ACC Investors to convert the principal amount into thirty-three percent (33%) of the common shares of the Company, taking into account the conversion shares, and fifty five percent (55%) of the interest accrued on the Note after the completion of a share distribution of our common stock to the shareholders of ComCam, Inc. The ACC Agreement also provides ACC Investors with warrants to purchase up to twenty two percent (22%) of the common shares of the Company. We have accrued interest of $112,110 on the Note as of September 30, 2006. Although the Company is currently in default pursuant to the terms of ACC Agreement, we do expect to obtain a time extension that will cure the default. We intend to pay interest due on the Note with a combination of cash realized from revenue debt or equity financings and shares. Proceeds from the ACC Investors loan have been used for research and development efforts, the production of inventory, marketing and general working capital.

The funding of operations for the next twelve months and beyond cannot be assured until such time as the Company realizes a net profit from operations. Our revenues are insufficient to fund operations, and a working capital deficit of $2,901,086 as of September 30, 2006 remains significant. Management understands that we have a substantial need for substantial capital to build our business although we have no current commitments or arrangements with respect to additional capital. Our major shareholders would be the most likely source of debt or equity placements though none has made any commitment for future investment. Should we be unable to obtain additional funds either through realizing a net profit or from additional debt or equity funding, we may be forced to curtail or cease our activities.

The Company had no formal long term lines of credit or other bank financing arrangements as of September 30, 2006.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the nine month periods ended September 30, 2006 or 2005.

The Company does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

The Company intends to continue the manufacture and assembly of its products through third party manufacturers.

Critical Accounting Policies

In Note 1 to the audited, financial statements for the years ended December 31, 2005 and 2004, included in our Form 10-SB/A filed with the Commission on June 26, 2006, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles which we utilize conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $4,110,076 as of December 31, 2005, which increased to $4,566,780 as of September 30, 2006. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2005, the Company had a working capital deficit of $2,448,088, which increased to $2,901,086 as of September 30, 2006. We do not expect to generate sufficient cash flow from operations to cover our expenditures until 2008. Until the point at which cash flow from operations matches expenditures, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY  IMPACT
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

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $4,110,076 as of December 31, 2005, which increased to $4,566,780 as of September 30, 2006. Our ability to continue as a going concern is dependent upon the realization of a profit and /or funding from outside sources. The Company’s plan to address this going concern includes (i) realizing increased revenues from sales, (ii) seeking outside debt or equity funding from private placement sources, (iii) obtaining loans from shareholders as necessary, and (iv) converting outstanding debt to equity. Although we believe that the Company will be able to obtain the necessary funding to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2006.

ComCam International, Inc.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3(ii)	*	Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(i)	*	Stock Exchange Agreement between ComCam and the Company dated May 8, 2002 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 6, 2006).
10(ii)	*	Securities Purchase Agreement between the Company, ComCam and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(iii)	*	Convertible Secured Promissory Note between the Company, ComCam and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(iv)	*	Warrant to Purchase Common Stock between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(v)	*	Warrant to Purchase Common Stock between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(vi)	*	Registration Rights Agreement between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10(vii)	*	Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005. (incorporated by reference to the Form 10-SB/A2 filed with the Commission on October 31, 2006).
10(viii)	*	Employment Agreement between the Company, ComCam and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
31	Attached

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