Form 10KSB
period 2006-12-31
COMCAM INTERNATIONAL INC
filed 2007-04-09
CIK 1118761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

❑  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-51763

COMCAM INTERNATIONAL, INC.
(Name of Small Business Issuer As Specified In Its Charter)

Delaware (State of incorporation)	23-2976562 (IRS Employer Identification Number)

1140 McDermott Drive, West Chester Pennsylvania 19380
(Address of Principal Executive Offices)          (Zip Code)

(610) 436-8089
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.0001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                          No ❑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ❑        .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑        No☑

Registrant's revenues for its most recent fiscal year were $44,402.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $0 on April 5, 2007.

As of April 5, 2007, there were 5,770,980 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein, the terms “Company,” “we,” “our” and “us” refer to ComCam International, Inc., and its predecessor, unless the context indicates otherwise.

The Company was incorporated as “Embedded Technology Group Inc.” on September 18, 1998, in the State of Delaware. Our name was changed to “ComCam International, Inc.” on February 19, 1999. On June 3, 2002, the Company was acquired by ComCam, Inc. and has since operated as a wholly owned subsidiary of ComCam, Inc.

The Company’s principal place of business is located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania, 19380, and our telephone number is (610) 436-8089.

BUSINESS OPERATIONS

Summary

The Company’s mission is to become a leader in the digital video camera and software industry as a pioneering developer and provider of Internet Protocol wired and wireless video products and solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. Our IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

Products

The Company was responsible for introducing the world’s first wireless camera networking system using the current wireless standard, as well as developing the world’s smallest IP network recording device.

Since that time we have directed our efforts toward an integrated camera system utilizing IP technology, which allows for video monitoring and remote control of the camera over the internet. Basically, we have developed a high-tech camera and recorder that can be accessed from almost anywhere. Our core technology is based on a computing platform complete with an operating system, firmware (which is software embedded into hardware), software applications, and development tools.

The Company’s video networking system is comprised of proprietary hardware (namely our “COMCAM Series 10” cameras and micro-servers) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications. Our competitive features include:

■ high performance with low-power consumption;

■ proprietary, low bandwidth compression ;

■ frame-by-frame encryption; motion-detection, access-control and other software capabilities; and

■ multiple input/output ports.

All of our products use flexible viewer/recorder software that runs on PCs, handheld personal digital assistants (“PDAs”) and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

Markets

The target for our next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. Applications include telemedicine, transportation monitoring, process control and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

During 2005, we sold a limited quantity of units which were primarily used for testing purposes. Our customers have included certain United Stated Governmental agencies as well as private firms. Our marketing goal is to procure government contracts, expand our commercial business and, in the future, penetrate the retail market.

The Security Surveillance Industry

Since the beginning of the new century there have been repeated calls for improvement in every day security measures. The immediate result of this concern has been a significant increase in the demand for effective security systems. Both face-recognition software and video-monitoring surveillance systems are receiving considerable attention in terms of what technology can do to manage security environments more effectively.

The security surveillance and monitoring industry is large and fragmented with no dominant leader. Providers are comprised of thousands of manufacturing, distribution, and installation/service companies engaged in the task of safeguarding public and/or private facilities, personnel, and assets. The threat of terrorism, higher crime rates, and computer vulnerability all have had an effect on creating a growing demand for security related products. Among the services and products available are access control and identification programs, alarm systems, biometrics, surveillance equipment, computer security, home automation, integrated systems, intrusion alarms with monitoring, and GPS mobile securities.

Over the last 20 years, video monitoring and surveillance applications have been served by analog technology, which requires heavy maintenance, does not offer remote accessibility, and is notoriously difficult to integrate with other information technology systems. In addition, searching for a sequence on videotape has traditionally taken hours of playback and searching. Despite these drawbacks, analog technology was popular within the security markets. Until recently, video in security applications was primarily used to provide raw data. However, new technology enables more precise information, making it possible to communicate, make decisions, and activate an immediate response to any perceived threat. Advances in communication technologies now make it easier to convert video into valuable real-time or time-lapsed information. Digital cameras today can be plugged into a standard computer network and offer greater performance and reliability than analog cameras. Large video archives can now be easily stored. Importantly, digital video archives can be indexed and specific video clips located quickly and easily. New product introductions or enhancements, declining market prices for component parts and products, and competing or overlapping systems and technologies characterize the dynamic nature of the security surveillance industry today. The potential for the burgeoning digital video market is evident as the industry makes the transition from analog to digital technology.

New Technology

The rapid growth of video monitoring surveillance has fostered a technology revolution from analog to digital format and the use of IP networks to enable the distribution of video over the Internet. In addition, the rapid adoption of wireless capabilities on laptop computers, cell phones, PDAs, and other devices has expanded the mobile computing environment. A new technology, the IP-surveillance solution, creates digitized video streams that, when transferred via a computer network either over a wire line or wirelessly, enable remote monitoring from almost anywhere in the world.

IP-surveillance enables users to develop an open digital surveillance system by providing solutions for converting analog images into an easily distributable digital format. The high-resolution digital images can be viewed, stored, or transferred anywhere on a computer network. IP-surveillance has enormous performance advantages over analog video monitoring systems as well as substantial cost savings, which include:

■ Faster installation and step by step implementation;

■ Lower maintenance costs;

■ Decreasing digital technology prices;

■ Capacity for integration; and

■ Remote accessibility that decreases costs.

The networking video system utilized by the Company is a hardware and software solution that integrates existing analog as well as next-generation IP-surveillance and security applications. This technology has come about as a result of our multi-disciplinary research and development effort combining video systems design with related software products.

Hardware Products: the COMCAM 10 Series

A traditional commercial digital video system incorporates three components: (1) the camera or video-capture device, (2) the player or video-display device, and (3) the server, storage medium, or data-management device. The Company assembles all three components and offers them as one integrated system, the COMCAM 10 series.

The COMCAM 10 series uses technologies for video capture, compression, analysis, and transmission capabilities. COMCAM 10 technology works in all wired and wireless networks, including the Internet. COMCAM 10 operates to licensed standards (e.g., cellular phones) and unlicensed standards (e.g., the IEEE 802.11b Wireless standard and Bluetooth). The COMCAM 10 series product compatibility represents a competitive advantage since it can be deployed in over one hundred countries around the world.

Compression is the key factor for effective IP-surveillance. The COMCAM 10 system operates in digital format with a very sophisticated video compression technology that achieves a 300 to 500 percent improvement over the leading conventional compression solution JPEG and is more dynamic than MPEG.

Sophisticated software, embedded in the COMCAM 10 camera and micro-server, compresses and manages the broadband video-signal in real-time before transmitting it either via a wire line or wirelessly. Video entering the device’s IDNC network processor is converted to digital data, compressed, and formatted for local storage or direct transmission to a network server. As a storage medium, the Company’s COMCAM 10 server compresses video signals and provides the option of storing data for further usage and analysis either within the camera, on a local PC or on a central network server. The COMCAM 10 enables easy data trans-coding to any data format which facilitates fast transmission to a variety of devices, such as cell phones, PDA’s, etc.

The Company’s technology operates with minimal power consumption, enabling the use of solar panels as a power source for full functionality in remote locations such as weather stations and border crossings.

The COMCAM 10 series captures and stores live video feeds locally on a hard drive inside the camera for delayed or immediate transmission of video to a receiver for playback or storage over any telecommunications network.

Software Products: the C3 and Pocket C3

The Company offers five recently upgraded software products that work in concert with our custom hardware platform, the most important of which are the “Camera Control Centers” — the C3 and the Pocket C3. The C3 brings control room video to laptops to international customers in seven languages. Pocket C3 extends our proven network security applications and surveillance software to the PDA and smart-phone market sectors.

Video data can be transmitted over standard networks using any type of transmission media, such as Ethernet, wireless LAN, or conventional dial-up phone lines. Data is then received by a computer running the Company’s viewer program, the C3 or Pocket C3, which decodes and decompresses the images for viewing or archiving. The C3 and Pocket C3 can also be used to send proprietary user commands back to the COMCAM 10 through the same path used to transmit the video data. Commands are decoded by the COMCAM 10 and can be used to control remote devices such as pan/tilt/zoom camera domes and door locks. The Company’s unique management software modules can serve as stand-alone applications or browsers that can facilitate customization (i.e., translations) by local resellers, as well as interfacing to third-party and nonstandard devices like the Compaq I-PAQ and Symbol MC-50, both of which are PDAs which can be used as monitors and controls for our devices.

New Products

On March 21, 2006, we announced the production of a new camera, the CF-130, which has a resolution of 1.3 mega pixels and delivers crisp, uncompressed, digital video over long distances previously unattainable by conventional camera systems. The CF-130 has both night and day capability. Higher resolution models will be introduced later in 2006.

On April 5, 2006, we announced the release of a facial recognition system breakthrough, Intelligent Video Analysis, which provides high accuracy with minimal data requirements and low bandwidth video. The efficient, scalable architecture allows a single recognition server to manage large numbers of cameras over standard networks. Intelligent Video Analysis is the first result of a collaborative effort between us and Alparysoft Inc. of Tomsk, Russia.

Manufacturing

Until the fourth quarter of 2005, we had several manufacturing arraignments but were unable to secure production continuity. However, on October 27, 2005, we announced that we had begun manufacturing with Pennsylvania-based Strategic Manufacturing Technologies, Inc. (“Strategic”), located at 505 Trestle Place, Downingtown, Pennsylvania, 19353. We have no manufacturing agreement in place. Based on our purchase orders, Strategic obtains the necessary computer and camera components from source suppliers such as Motorola, Inc., and Analog Devices, Inc. Strategic then uses these components to manufacture and assemble our camera systems. Following Strategic’s manufacturing process, we perform any needed final assembly in-house. Our customers then install their purchased units and we provide ongoing technical support.

The Company has begun a limited but scheduled delivery of its products from Strategic. Historically, we have had a time lag between purchases and delivery of our product. However, since our first purchase from Strategic, we have ordered between 50 and 200 units per month and are now able to stock our products for immediate distribution.

Customers

During 2005 and 2006, we sold limited quantities of units primarily for testing purposes, as well as provided consulting services and expert witness testimony. Our unrelated customers have included:

•Technology Service Corporation: they have purchased three video security systems and we have provided software expertise to as a part of a team for product integration;

• University of South Florida, St. Petersburg, working with the Coast Guard and the Department of Commerce: they have purchased ten video security systems for work on port system security vehicles;

• Fish & Richards, PC, San Diego, CA: we consulted for them in the capacity of an expert witness in a high-profile infringement case; and

• Strela-Development AG, Switzerland: for whom we have provided software development.

Our related customers have included:

• Pinnacle Electronic Systems, Inc., West Chester, PA: they have purchased two video security system and we have provided software consulting services with regard to two projects, the Federal Detention Center (Brooklyn, NY) and the Liberty Center (Philadelphia, PA).

Additionally, we have recently delivered video systems to the National Oceanic & Atmospheric Administration (Department of Commerce) and the State of Washington Fish and Wildlife Service.

Marketing and Sales Opportunities

The Company’s marketing and sales team operates from West Chester, Pennsylvania, and targets three market segments.

1.

We intend to sell our products and/or licenses for our core proprietary technology to original equipment manufacturers (“OEM”) as well as other key technology providers such as software developers and network systems operators who may in turn integrate our technology with their own branded products. Since 2002 we have been a supplier of original technology (e.g., COMCAM 10, C3) to the University of South Florida’s Center for Ocean Technology for the development of remotely operated underwater vehicles. The University of South Florida plans to offer these vehicles for sale to United States and European underwater agencies at which time we expect to enter into an agreement to serve as an OEM supplier.

2.

We supply qualified distributors and value added resellers (“VARs”) with a customer list who then incorporate the Company’s products as part of their sales efforts. Our qualified distributors and VARs are established companies with at least five years’ experience working in the surveillance industry, have IT experience, can perform local translating when necessary, and provide marketing, installation, service, and support.

3.

We sell directly to end-users, including government and commercial markets and plan to sell directly to residential users of video security applications. Notably, the residential market is underserved and has the highest long term growth rate potential in this sector of the industry.

Our marketing and sales advantage is due to the flexibility of our technological platform which lends itself to rapid integration with many third-party technologies including access control, biometric, radio frequency identification (RFID), chemical detection, and seismic detection. The Company’s suite of software products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. We believe that the current CCTV (closed circuit television), access control, biometrics and digital communications markets are consolidating and that our technology may well be the glue that will integrate these markets.

Business Partners

The Company builds partnerships with a variety of manufacturers, systems integrators, and other companies. One of these partnerships is with Symbol Technologies, Inc. (“Symbol”), a leader in mobile computing, RFID, and scanning technology. The Company is a member of Symbol’s PartnerSelect program as an authorized reseller. Further, our Pocket C3 software has been tested on all Symbol’s mobile computers and received their Symbol PLUS validation for use on all Symbol devices. In their validation report, our software was deemed “very straightforward and simple to set up... [and] worked right out of the gate on all devices under test.” As such, we are beginning to focus on bundling our hardware and software with Symbol’s mobile computers for a simple, comprehensive, mobile security system.

On April 15, 2005, we entered into a Teaming Agreement with Technology Service Corporation, (“TSC”) an employee-owned, high technology company engaged in providing engineering services and specialized products to U.S. governmental agencies and private industry. TSC’s specialized products include sensor and subsystem prototype development and demonstration, electronic circuit board manufacture, test devices, computer applications for “radar siting,” geographic information services, and sensor/system modeling and simulation. We have combined TSC’s current technology with our own to provide a powerful web based satellite imagery application that allows the user to zoom down to a detailed ground level view where various devices produced by us deliver live video and sensor data. TSC is committed to including the Company as part of its corporate presentation and, where appropriate, in its bids on federal government and other projects. The Company’s agreement with TSC provides that each entity may incorporate the other’s products and/or services into a proposal or bid on a case-by-case basis as is appropriate. Most recently, our technology was incorporated in a TSC bid for a Texas border security initiative. The Texas border security bid was formally submitted by DRS Technologies, Inc./Night Vision Equipment Company (a defense contractor) in mid-August 2006. Also, our technology was incorporated into a TSC bid for the US Navy, under the Naval Facilities Engineering Command (NAVFAC) Anti-terrorism Force Protection (ATFP) Ashore Program (“Ashore”). The Ashore bid was formally submitted by EG&G (a defense contractor and subsidiary of URS Corporation) in July 2006.

The innovative Wireless Camera Surveillance System (“WCSS”), from Beacon Products, Inc. (“Beacon”), features our video network technology, which received recognition as the first fully integrated IP wireless surveillance system designed as an outdoor lighting fixture. Buildings Magazine, a national publication for owners and operators of commercial buildings, selected Beacon’s WCSS system as one of the “Top 100 Products of the Year 2003.” Electrical Construction & Maintenance Magazine named Beacon’s WCSS system “Product of the Year 2004” in its Safety and Security category. Our partnership with Beacon represents an anticipated sales channel. Beacon’s North American sales force is comprised of 700 representatives in numerous cities and municipalities. We have no agreement with Beacon but intend to renew a partnership and resume our engagement in join marketing and sales efforts.

However, as our previous partnership led to no revenue, we can make no assumptions about how beneficial a new Beacon partnership will be to our business.

We have also begun a cross licensing and joint development venture with Strela Development AG of Switzerland (“Strela”). The Company’s core technology is to be included in Strela’s HealthSourceOne platform of remote medical diagnostic products and services. Strela will, in turn, license our sensor technology for use in non-medical markets. We invoice Strela for periodic consulting services and have no formal agreement in place.

COMPETITION

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than the Company. However, we offer a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users, including the offering of a fully functional, compact wireless system for mobile and personal usage. Our products are distinguished by next-generation innovations that are both sophisticated and cost effective. Further, we believe that the Company has few direct competitors based on what we consider to be seven important product and industry characteristics:

■ Flexibility: Programmable behavior; new algorithms and accessories at the video/control source;

■ Video Features: Distinct video compression advantage vs. mainstream 300%-500% smaller than JPEG, more dynamic than MPEG;

■ Physical Features: Adaptive power consumption — localized solar power capability;

■ Network Features: Works on wireless networks and low bandwidth networks;

■ Storage Features: Local storage and network balance;

■ Software: Strong user and developer suite of software; and

■ Barriers to Competition: Multidisciplinary R&D path, cross-disciplinary deployment.

As a specialized solutions integrator with a suite of hardware and software products, the Company faces current and prospective competitors from many sectors of the expanding video networking and security market – and we find ourselves working with apparent competitors to complement a limitation in the competitor’s solution-solving capabilities.

In general, competitors include many companies from key sectors of the video networking and security market, including: hardware (e.g., camera and digital video recorder), software (e.g., analysis, access control), networking (e.g., WiFi, cell) and specialized solutions (e.g., data integration, data management). However, our principal competitors are camera manufacturers and/or suppliers that offer increasingly more sophisticated products, including Internet Protocol capabilities. The competition falls into the following broad categories:

■ Leading security camera companies: these include Axis Communications, Pelco, Pixord, Mobotix AG and others that supply a diverse product line of cameras, digital video recorders and other products;

■ Integrated conglomerates with products that include security cameras: these includes Siemens/Bosch, Philips, Sony, GE, JVC, Sanyo and others that provide a full line of cameras and related accessories; and

■ “Boutique” camera and other security-industry equipment companies: these include LiveWare, ObjectVideo, DvTel, ioImage, IPIX and many others that offer specialized products.

MARKETABILITY

The global security market is in the midst of a transformation from first-generation analog to second-generation digital or software-based systems. Analog CCTV video camera technology connected to centralized control systems comprises the majority of first-generation video security applications. New digitally based security applications integrated with video security systems are emerging, which include access control, biometrics, RFID, chemical detection, seismic detection, and analytic capabilities like algorithmic facial recognition. The trend is moving toward security cameras integrated with digital applications.

The Freeman Report 2002 Remote & Networked Video Surveillance Market explains the trend as follows:

“The ability to convert systems from analog to digital platforms, the use of “intelligent” cameras, the development of superior compression techniques, the utilization of digital memory that enables fast information retrieval, and software innovations that facilitate object tracking and other advanced video management techniques are just some of the development innovations impacting the marketplace.”

The market’s transformation is potentially enormous. The Lehman Brothers 2004 Security Industry Report estimated the CCTV replacement market to second-generation systems would be $4 billion for 2005. The Lehman report also believes that current analog CCTV video security systems are being replaced or enhanced by software based IP platforms.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS AND LABOR CONTRACTS

Our software is developed in-house and licensed to customers in connection with sales of our hardware. We have secured copyright protection for our software.

We have no patents, trademarks, licenses, franchises, concessions, or royalty agreements associated with our products.

The Company is not subject to any labor contracts.

GOVERNMENTAL REGULATION

The following information generally summarizes governmental approval and regulations that pertain to the Company’s operations.

The Company is subject to local, state and national taxation. Our fixed and mobile digital video cameras and communication systems must conform to local, national and international governmental authorities that set the regulations by which communications are transmitted within and across respective territories.

The FCC

Certain components within our products are required to meet Federal Communications Commission (“FCC”) approval, specifically for Classes A & B Digital Devices relating to Part 15, which is a common testing standard for products similar to our own. FCC Part 15 basically covers the regulations under which a device emits radio frequency energy by radiation, and the technical specifications, administrative requirements, and other conditions relating to the marketing of FCC Part 15 devices. Approvals as required in relation to Part 15 are obtained independently by suppliers of these components.

The FCC’s definition of a Class A Digital Device is one which is marketed for use in a commercial, industrial or business environment. Our COMCAM series 10 camera is a Class A Digital Device. However, since we sell our hardware products to system integrators, dealers and other third-party resellers who integrate our products into their own FCC approved video solutions, we are not required to obtain FCC approvals. Rather, each reseller secures its own FCC and/or other approvals.

The FCC’s definition of a Class B Digital Device is one which is marketed for use in a residential environment. Our cameras and micro-servers are not currently sold directly into the consumer market nor to our knowledge are they being deployed by third-party distributors and/or resellers in a residential environment within the United States.

Although we do not currently need to seek approval for our devices due to the particulars of our current sales and customer utilization, we do plan to produce a new generation of cameras and accompanying microservers for which we will seek appropriate FCC approval. In order to obtain FCC approval we will provide the FCC with examples of this new generation of products which will be subjected to a series of standardized radiation tests. Sufficient test results will cover our products with the FCC’s approval.

Additional Regulation

Outside the FCC’s jurisdiction we have integrated our products successfully within existing governmental regulation and are confident that any changes in governmental regulations can be met in relation to our core technology. Compliance with localized government regulation is made incumbent on our distributors and resellers. Our Japanese distributor, Multi-Media 21 Co. Ltd. has sold our products in Japan since 2000 in accord with local regulatory standards. Our distributor for the Commonwealth of Independent States, Alparysoft Inc., is in the process of complying with adoption requirements for our products within their territory.

ENVIRONMENTAL LAWS

The Company is not currently affected by compliance with any environmental laws. However, lead danger has historically been an issue in high-tech industries. RoHS, short for Restriction of Hazardous Substances, also known as Lead-Free, is a European Union directive from 2002 which restricts the use of six hazardous materials found in electronic products. All electronic products sold in the EU market after July 1, 2006, must pass RoHS compliance. Further, the need to comply with RoHS type directives is evolving globally. Japanese manufacturers have been reducing lead levels since the beginning of the millennium and, in the United States, California has already passed legislation to fall in line with the EU RoHS timescales.

To satisfy lead related requirements as they expand in our customer’s states and countries, we may need to substitute different components into our hardware. These replacement components will need to contain less of the hazardous materials which are finding their way into the world’s landfills.

RESEARCH AND DEVELOPMENT

We are involved on an ongoing basis in research and development activities related to improving the capacity and performance of our products. During the years ended December 31, 2006 and 2005, the Company spent $31,210 and $251,045, respectively, on research and development activities. We expect to increase research and development expenditures as our business develops.

EMPLOYEES

The Company has four (4) full time employees and three (3) part time employees with four (4) individuals who work as independent consultants. We also use consultants, attorneys, and accountants, and will engage additional full-time employees as such are required. Our employees are as follows:

Full-time:

Don Gilbreath, President, CEO, CFO

David Rosen, Vice President Corporate Development

Carolyn Scheppner, Senior Software Engineer

Andy Finkel, Senior Software Engineer

Part-time:

Louise Carroll, Office Manager

Mike Rivers, Documentation

Al Duncan, Operations

RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2006 and 2005, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $4,995,389 as of December 31, 2006. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2006, the Company had a working capital deficit of $3,158,155. We do not expect to generate sufficient cash flow from operations to cover our expenditures until 2008. Until the point at which cash flow from operations match’s expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THE COMPANY’S PRODUCTS COULD BECOME OBSOLETE AT ANY TIME

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

THE COMPANY DEPENDS UPON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

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

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY FOLLOWING THE ANTICIPATED DISTRIBUTION

We anticipate the distribution of our shares to the shareholders of ComCam, Inc. at which time Don Gilbreath, will continue to serve as our the chief executive officer and as the chief executive officer of ComCam, Inc. Mr. Gilbreath’s dual responsibilities will cause him to divide his time between two corporations with disparate interests. Currently, Mr. Gilbreath devotes significant time to the marketing of our products and services. However, subsequent to the distribution ComCam, Inc. will seek out unrelated business opportunities in the technology sector which pursuit will reduce the amount of time Mr. Gilbreath currently spends on the development of our business.

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

THE COMPANY’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company’s fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Although the Company successfully operates within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

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

Future Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures in 2008. Until the point at which cash flow from operations match’s expenditures we will have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

THE COMPANY HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

On June 22, 2005, the Company procured a loan from ACC Investors with the execution of a Securities Purchase Agreement (“ACC Agreement”) which included a convertible secured promissory note (“Note”), warrant agreements (“Warrants”), a registration rights agreement (“Registration Agreement”), and a shareholders agreement. The Note was for a total of $1,100,000 at an interest rate of 8% per annum. The terms of the Note allow ACC Investors to convert the principal amount of the Note into 33% of the common shares of the Company, taking into account the conversion and 55% of the interest of the Note into common shares of the Company after the completion of the share dividend of the Company’s common stock. The Warrants entitle ACC Investors to purchase up to 22% of the Company’s shares outstanding immediately prior to the conversion of the Note. Should ACC elect to convert the Note and or purchase the common shares underlying the Warrants, the conversion and or purchase will significantly dilute existing shareholders. Conversely, should the Company be in a position to repay the loan in cash, such repayment would most likely deplete funds intended for our marketing plan and research and development goals.

If ACC Investors exercises all of the Warrants and converts the principle of the Note into shares of the Company’s common stock, ACC Investors will own 4,112,039 or 47.74% of the issued and outstanding shares, 1,269,616 of which are 22% of the current 5,770,980 outstanding shares, and 2,842,423 of which are 33% of the 8,613,403 post-Note conversion shares.

Additionally, ACC Investors may elect to convert up to 55% of interest accrued on the Note into shares of Company’s common stock. This prospective percentage of ownership would give ACC Investors a tremendous influence over the Company’s policies and affairs and could put ACC Investors into a position to determine the outcome of corporate actions that require shareholder approval. These actions may include the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

Further, if we obtain a quotation on the OTCBB, this may limit our ability to raise money in an equity financing since many institutional investors do not consider OTCBB stocks for their portfolios. Therefore, an investors’ ability to trade our stock might be restricted as only a limited number of market makers quote OTCBB stock. Trading volumes in OTCBB stocks are historically lower, and stock prices for OTCBB stocks tend to be more volatile, than stocks traded on an exchange or the NASDAQ Stock Market. We may never qualify for trading on an exchange or the NASDAQ Stock Market.

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting the Company’s market price will include:

• the Company’s perceived prospects;

• negative variances in our operating results, and achievement of key business targets;

• limited trading volume in shares of the Company's common stock in the public market;

• sales or purchases of large blocks of our stock;

• changes in, or the Company's failure to meet, earnings estimates;

• changes in securities analysts' buy/sell recommendations;

• differences between our reported results and those expected by investors and securities analysts;

• announcements of new contracts by the Company or our competitors;

• announcements of legal claims against us;

• market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

• developments in the financial markets;

• general economic, political or stock market conditions.

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

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

• control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

• “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

• the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

WE MAY INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING QUOTED ON THE OVER THE COUNTER BULLETIN BOARD, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE

We will incur significant legal, accounting and other expenses in the future event that we are quoted on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

REPORTS TO SECURITY HOLDERS

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy to security holders unless a request is made for such delivery. We file all of our required information with the Commission.

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 4,500 square feet of office space on a month to month basis in West Chester, Pennsylvania. Our lease costs were approximately $50,000 and $49,000 for the years ended December 31, 2006 and 2005, respectively. We believe that the space leased is generally suitable and adequate to accommodate current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market for the Company’s common stock currently exists.

Record Holders

As of April 5, 2007, ComCam, Inc. is the sole shareholder of 100% of the shares of the Company’s common stock. As required by the ACC Agreement, ComCam, Inc. will distribute 5,770,980 of the Company’s common shares on a pro rata basis to the shareholders of ComCam, Inc. The distribution date has not yet been determined. As of April 5, 2007, ComCam, Inc. had approximately 73 shareholders of record. However, ComCam, Inc. believes that the number of beneficial owners of its common stock is substantially greater than the number of record holders since a portion of the outstanding common stock is held in broker “street names” for the benefit of individual investors.

Common Stock

The Company has one hundred million (100,000,000) shares of authorized common stock with a par value of $0.0001 per share, 5,770,980 of which shares are issued and outstanding.

The sole holder of the common stock is entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has two million (2,000,000) shares of authorized preferred stock with a par value of $.0001 per share. There are no preferred shares are issued and outstanding.

The preferred stock may be issued from time to time in one or more series. The board of directors is authorized, by filing a certificate pursuant to the Delaware General Corporation Law, to fix or alter the designation, powers, preferences and rights of the share of each such series and the qualifications, limitations or restrictions thereof, including, without limitation, the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices, and the liquidation preferences of any wholly unissued series of preferred stock, and to establish the number of shares constituting any such series, and to increase or decrease the number of shares of any series subsequent to the issuance of share of the series. Different series of preferred stock shall not be considered to constitute different classes of shares for the purpose of voting by class.

Convertible Promissory Note

The Company executed a secured convertible promissory note with ACC Investors, LLC, dated June 22, 2005, in the amount of $1.1 million due on or before September 30, 2006, as amended, at 8% per annum (“Note”) pursuant to the ACC Agreement. The Note enables ACC Investors to convert the principal of the Note into 33% of the common shares of the Company, taking into account the conversion, after the completion of a share distribution of the Company’s common stock to the shareholders of ComCam, Inc. The Note also enables the Company to convert 55% of the interest accrued on the principal into shares of our common stock.

Warrants

The Company has granted warrants to ACC Investors to purchase up to the equivalent of 22% of our share issued and outstanding prior to any conversion of the Note delivered to ACC Investors pursuant to the Agreement. The warrant exercise price for 11% of the outstanding shares is $0.069 per share and the warrant exercise price for the remaining 11% of the outstanding shares is $0.087 per share. The warrants are exercisable on or after the distribution date but before the tenth anniversary of the date on which the Note is converted.

Registration Rights

The Registration Agreement entitles ACC Investors to demand registration of common shares deemed to be eligible for registration, which include common shares issued as a result of a dividend or distribution, and securities that are convertible into common shares such as the Note and the Warrants. On receipt of a registration demand, the Company is obligated to use its best efforts to effect a registration statement with the Commission. The Registration Agreement also obligates the Company to register the shares eligible for registration in the event it proposes for any reason to register shares under the Securities Act of 1933, as amended (“Securities Act”).

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Unregistered Sales of Equity Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and our ability to reduce administrative expenses. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations. Since we in the short term will be unable to generate sufficient cash flow from the sale of our products to sustain our business, we will need ComCam, Inc. to finance our operations and we may need to seek financing through alternative sources such as the sale of our common stock. We can provide no assurance that such efforts, if necessary, would be successful.

Our business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. We has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses on a consolidated basis to the point where we can realize net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

Strategy

The Company aims to realize net cash flow from our operations by significantly increasing sales revenues and realizing additional debt or equity financing.

Increase of Revenues

The Company will focus on numerous domestic and international sales opportunities with businesses and organizations that have purchased International’s products in the past, including the following:

■ United States agencies: most of our units sold to U.S. agencies have been used for testing purposes, including:

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

(e)	Department of Interior who purchased several camera systems in 2001 to secure certain historic buildings in Independence Park, Philadelphia; and State agencies: the Washington Fish and Wildlife Service purchased 1 camera system in October 2005; and

■ United States corporations: units sold to private US companies for both research purposes and for implementation, including:

(a)	DRS/Night Vision Systems for various purposes and purchased 5 microserver systems between 2006 and the present, and provide engineering services;

(b) Henry Brothers for installation at JFK Airport and purchased 3 microserver systems;

(c)	IBM for loss-prevention purpose at its corporate facility in Raleigh, NC, purchased 3 microserver systems.

■ Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 11 professional lens camera systems since 2003 for testing in a port security project.

The Company has increased its own intellectual property (IP) portfolio with the addition of US Patent 6,975,220 to ComCam, Inc.‘s portfolio. The technology embodied in the patent is expected to enhance the command-and-control appliances and remote management services offered by International’s products. Further, we intend to license the ‘220’ patent directly to OEM partners, online service providers, software developers, consumer electronics companies and other industry partners developing online services with intelligent remote devices. The patent was acquired from HNI, LLC (a Connecticut LLC.), a partnership that includes The Hartford, Next Generation Ventures, LLC, and Connecticut Innovations.

Additionally, the Company intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

■ DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated our microservers and software to support trials for the military projects.

■ EG&G has included the Company in design bids for wireless configurations on military contracts.

■ EG&G has included the Company in design bids for wireless configurations on military contracts.

■ OLogic has included the Company in design of robotic based command-and-control system.

■ Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.

■ Symbol/Motorola has made us a strategic sales partner for command-and-control and video display on mobile enterprise devices.

■ We have licensed our proprietary video compression utility to AMSEC, a business partnership between Science Applications International Corp. (SAIC) and Newport News Shipbuilding.

Marketing overtures through DRS/Night Vision, Siemans Maintenance Services, LLC, and Symbol/Motorola have not resulted in sales to date. All of the above are examples of potential future customers that may contribute to an increase in our revenues. Additionally, we plan to implement an aggressive marketing and sales campaign to reach a broader market for our products. While maintaining direct sales relations with many of its historic customers (e.g., United States Navy), we have also focused our sales efforts on serving as an Original Equipment Manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise. As an Original Equipment Manufacturer (OEM), we have established a strategic reseller alliance with IBM, Raleigh, NC, for the distribution of an IBM-branded RFID Biometric Access Systems. We have formed a research-and-development alliance with HCH Enterprises, LLC, Providence, RI , to pursue opportunities with the U.S. Department of Defense and other federal entities. The Company has begun to offer a series of specialized “solution” bundles to be sold into the marketplace by select distributors.

■ AAID Security Solutions, Peachtree City, GA — for the distribution of the RFID Biometric Access System.

■ Remote Eyes, Laurel, MD – distribution of the CCTV Upgrade Kit (Limited System).

■ ScanSource, Greenville, SC – distributor of the CCTV Wireless Upgrade Kit (Full System).

■ Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels. The Company’s marketing plan provides that we will:

■ promote our products and services through our website;

■ promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

■ attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system.

■ participate in invitation-only company presentations and seminars; e.g., invited to present at ESRI’s “Survey and Engineering: GIS Summit” (June 2007).

■ support our strategic partners by participating in planning sessions and other events.

Further, we will:

■ retain a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts); o revise corporate identity (e.g., logo), website and print materials: in line with overall corporate repositioning, we will revise and refresh our core branding elements to maximize its positioning message as a technology leader not only in video surveillance but also toward wireless networking; and

Through these efforts, we will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Results of Operations

Sales

Sales for the year ended December 31, 2006 decreased to $44,402 from $86,469 for the year ended December 31, 2005, a decrease of 49%. The decrease in revenues is primarily attributable to a shift in focus away from limited orders towards procuring long term supply contracts which generally have long bidding cycles prior to award. The Company expects to increase sales in 2007 in the event that we are successful in contracts currently under bid.

Losses

Net losses for the year ended December 31, 2006 decreased to $793,819 from $824,217 for the year ended December 31, 2005, a decrease of 4%. The decrease in losses is primarily attributable to a decrease in general and administrative expenses and research and development expenses. The Company expects to continue to incur losses through the year ended 2007.

Expenses

Cost of sales for the year ended December 31, 2006 increased to $149,868 from $36,442 for the year ended December 31, 2005, an increase of 311%. The increase in cost of sales can be attributed to costs associated with the limited availability of components. The Company expects cost of sales to increase further as sales increase though the year ended 2007.

General and administrative expenses for the year ended December 31, 2006 decreased to $480,988 from $627,287 for the year ended December 31, 2005, a decrease of 23%. The decrease in general and administrative expenses over the comparative periods can be primarily attributable to a decrease in commissions and professional fees. The Company expects that general and administrative expenses may remain steady through the year ended 2007.

Research and development expenses for the year ended December 31, 2006 decreased to $31,210 from $251,045 for the year ended December 31, 2005, a decrease of 88%. We expect to increase research and development expenses in 2007.

Depreciation and amortization expenses for the years ended December 31, 2006 and 2005 were $4,941 and $3,601, respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards consist of approximately $5,137,000, which begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $460,145 for the year ended December 31, 2006, as compared to cash flow used in operations of $874,604 for the year ended December 31, 2005. Negative cash flows from operating activities for the year ended December 31, 2006 is primarily due to losses incurred from operations. The decrease in cash flow used in operations over the comparative periods can be attributed to a decrease in net losses from operations, an increase in amounts payable and accrued expenses in addition to an increase in stock and warrant expenses. The Company expects to continue to use cash flow in operating activities in future periods until such time as we can increase revenues and realize a profit.

Cash flow used in investing activities was $0 for the year ended December 31, 2006, as compared to cash flow used in investing activities of $18,160 for the year ended December 31, 2005. The Company expects to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $209,905 for the year ended December 31, 2006 and $1,141,452 for the year ended December 31, 2005. Cash flow generated from financing activities in the current twelve month period can be attributed to an increase in notes payable. The Company expects to generate additional cash flow from financing activities in future periods.

Loan from ACC Investors, LLC

ComCam, Inc. received a loan from ACC Investors as part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between the Company, ComCam, Inc. and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of our common stock to our shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of our common shares on a fully diluted basis after the completion of the share distribution of our common stock. The conversion of the promissory note into our common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that the Company files a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after our registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of our common shares to ComCam, Inc.‘s shareholders. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2007.

Funding of Cash Needs

The Company has funded its cash needs from inception through December 31, 2006 through revenues and debt. Until such time as we can increase revenues and decrease expenses, we expect that we will require additional funding or debt or equity transactions to satisfy cash needs over the next twelve months.

Working Capital Deficit

As of December 31, 2006, the Company had a working capital deficit of $3,158,155, which deficit is primarily attributable to the note payable to ACC Investors and advances payable to ComCam, Inc. Although we believe that the Company can increase our level of operations through the calendar year ending December 31, 2007, the funding of those operations over the next twelve months and beyond cannot be assured. Our revenues are insufficient to fund operations and the Company’s working capital deficit is notable. Management understands that the Company has a substantial need for significant capital to build its business. Should we be unable to obtain additional funds either through revenue increases or additional debt or equity funding, we may be forced to curtail or cease our activities.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the year ended December 31, 2006 or 2005. We do not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning: the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

■ uncertainties involved in the rate of growth of our business and acceptance of products and services;

■ our ability to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations;

■ the volatility of the stock market; and

■ general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $4,955,389 as of December 31, 2006. Our ability to continue as a going concern is subject to our ability to obtain a profit and /or obtaining the necessary funding from outside sources. Management’s plan to address our ability to continue as a going concern, includes (i) realization of increased revenues from sales (ii) obtaining funding from private placement sources; (iii) obtaining funding from our parent company, ComCam, Inc.; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. We believe that the accounting principles we utilize conform to accounting principles generally accepted in the United States of America.

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

With respect to revenue recognition, we apply the following critical accounting policies in the preparation of our financial statements.

Revenue Recognition

The Company generates revenue through the sale of our products to the private, commercial, industrial and governmental sectors of the security industry. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. We believe that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that we will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006 are attached hereto as pages F-1 through F-15.

                                                      COMCAM INTERNATIONAL, INC.
                                                     (A Development Stage Company)

                                                                 INDEX

                                                                                                            Page

Report of Independent Registered Public Accounting Firm                                                      F-2

Consolidated Balance Sheet                                                                                   F-3

Consolidated Statements of Operations                                                                        F-4

Consolidated Statements of Stockholders' (Deficit) Equity                                                    F-5

Consolidated Statements of Cash Flows                                                                        F-6

Notes to Consolidated Financial Statements                                                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of

Comcam International, Inc.

We have audited the accompanying balance sheet of Comcam International, Inc. (a development stage company), as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005 and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam International, Inc. (a development stage company), as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, an error in 2005 resulted in an overstatement of notes payable and an understatement of net equity of $78,811, and an understatement of net loss of $51,494, was discovered by management of the Company. Accordingly, the 2005 financial statements have been restated to correct the error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.

Logan, Utah

April 5, 2007

                                           COMCAM INTERNATIONAL, INC.
                                          (A Development Stage Company)
                                                 BALANCE SHEETS
                                           December 31, 2006 and 2005
                                  ASSETS                                             2006               2005
                                                                                ---------------    ---------------
                                                                                                     (Restated)
Current assets:

      Cash and cash equivalents                                              $          5,697              255,937

      Accounts receivable, net                                                          6,861               34,151

      Inventories                                                                      78,048               55,293
                                                                                ---------------    ---------------
           Total current assets
                                                                                       90,606              345,381

      Property and equipment, net                                                      10,529               15,470

      Other assets                                                                      4,106                4,106
                                                                                ---------------    ---------------
           Total assets                                                      $        105,241              364,957

                                                                                ===============    ===============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Accounts payable                                                       $        318,538              159,777

      Accrued expenses                                                                147,187               60,561
      Advances payable to ComCam, Inc.                                              1,448,036            1,448,131
      Notes payable                                                                 1,335,000            1,046,189
                                                                                ---------------    ---------------
           Total current liabilities                                                3,248,761            2,714,658
                                                                                ---------------    ---------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $.0001 par value; 2,000,000

       shares authorized, no shares issued and outstanding                                  -                    -
      Common stock, $.0001 par value; 100,000,000
        shares authorized, 5,770,980 shares issued and

        outstanding                                                                       577                  577
      Additional paid-in capital                                                    1,811,292            1,811,292
      Deficit accumulated during the development stage                             (4,955,389)         (4,161,570)
                                                                                ---------------    ---------------

                                                                                ---------------    ---------------
           Total stockholder's deficit                                             (3,143,520)         (2,349,701)
                                                                                ---------------    ---------------

           Total liabilities and stockholders' deficit                       $        105,241              364,957
                                                                                ===============    ===============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                             COMCAM INTERNATIONAL, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                       Years Ended December 31, 2006 and 2005
                                                                                                       Cumulative
                                                                     2006              2005              Amounts
                                                                 --------------    --------------    ----------------
                                                                                    (Restated)

Revenues, net                                                 $         44,402            86,469            609,230

Cost of revenues                                                       149,868            36,442            251,749
                                                                 --------------    --------------    ----------------

                                                                     (105,466)            50,027            357,481
      Gross profit (loss)
                                                                 --------------    --------------    ----------------

Operating expenses:
   General and administrative expenses                                 480,988           627,287          2,725,552

   Research and development expenses                                    31,210           251,045          2,388,820
                                                                                        (99,005)           (99,405)
   Gain on cancellation of debt                                          (400)
                                                                 --------------    --------------    ----------------

                                                                       511,798           779,327          5,014,967
                                                                 --------------    --------------    ----------------

      Loss from operations                                           (617,264)         (729,300)        (4,657,486)
                                                                 --------------    --------------    ----------------

Other income (expense):

   Interest income                                                       1,969             7,812             13,304
   Interest expense                                                  (178,524)         (102,729)          (311,207)
                                                                 --------------    --------------    ----------------

                                                                     (176,555)          (94,917)          (297,903)
                                                                 --------------    --------------    ----------------

      Loss before provision for income taxes                         (793,819)         (824,217)        (4,955,389)

Provision for income taxes                                                   -                 -                  -
                                                                 --------------    --------------    ----------------

      Net loss                                                $      (793,819)         (824,217)        (4,955,389)
                                                                 ==============    ==============    ================

Net loss per common share - basic and diluted                 $         (0.14)            (0.14)
                                                                 ==============    ==============

Weighted average common and common
  equivalent shares                                                  5,771,000         5,771,000
                                                                 ==============    ==============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                        COMCAM INTERNATIONAL INC.
                                                                      (A Development Stage Company)
                                                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   Period from January 1, 1999 (Date of Inception) to December 31, 2006
                                                                                                                                           Deficit
                                                                                                                                         Accumulated            Total
                                                                                                                       Additional         During the        Stockholders'
                                                            Preferred Stock                 Common Stock                 Paid-in         Development            Equity
                                                        ------------------------    ------------------------------
                                                         Shares        Amount          Shares            Amount          Capital            Stage             (Deficit)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at January 1, 1999

 (date of inception)                                           -   $          -                 -   $           -  $              - $                 -    $              -

Issuance of common stock for cash                              -              -         4,502,323             450           784,546                   -             784,996

Net loss                                                       -              -                 -               -                 -           (787,169)           (787,169)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 1999                                   -              -         4,502,323             450           784,546           (787,169)             (2,173)

Issuance of common stock for:

  Cash                                                         -              -         1,072,370             108           733,979                   -             734,087

  Services                                                     -              -           137,041              13           137,028                   -             137,041

Net loss                                                       -              -                 -               -                 -           (802,538)           (802,538)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2000
                                                               -              -         5,711,734             571         1,655,553         (1,589,707)              66,417

Issuance of common stock for cash                              -              -            59,246               6            25,434                   -              25,440

Net loss                                                       -              -                 -               -                 -           (229,772)           (229,772)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2001                                   -              -         5,770,980             577         1,680,987         (1,819,479)           (137,915)

Net loss                                                       -              -                 -               -                 -           (506,403)           (506,403)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2002                                   -              -         5,770,980             577         1,680,987         (2,325,882)           (644,318)

Net loss                                                       -              -                 -               -                 -           (440,289)           (440,289)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2003                                   -              -         5,770,980             577         1,680,987         (2,766,171)         (1,084,607)

Net loss                                                       -              -                 -               -                 -           (571,182)           (571,182)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2004                                   -              -         5,770,980             577         1,680,987         (3,337,353)         (1,655,789)

Issuance of common stock warrants                              -              -                 -               -           130,305                   -             130,305

Net loss (restated)                                            -              -                 -               -                 -           (824,217)           (824,217)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2005                                   -              -         5,770,980             577         1,811,292         (4,161,570)         (2,349,701)

Net loss                                                       -              -                 -               -                 -           (793,819)           (793,819)
                                                        ---------     ----------    --------------     -----------     ------------     ---------------     ---------------
Balance at December 31, 2006                                   -    $         -         5,770,980   $         577   $     1,811,292   $     (4,955,389)   $     (3,143,520)

                                                        =========     ==========    ==============     ===========     ============     ===============     ===============

                                                  COMCAM INTERNATIONAL, INC.
                                                (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                            Years Ended December 31, 2006 and 2005

                                                                                                                 Cumulative
                                                                               2006              2005              Amounts
                                                                           --------------    --------------    ----------------
Cash Flows from operating activities:

      Net loss                                                          $      (793,819)         (824,217)         (4,955,389)
      Adjustments to reconcile net loss to net
        cash used in operating activities:

           Depreciation                                                            4,941             3,601              49,088

           Stock and warrant compensation expense                                 78,811            51,494             267,346

           Gain on cancellation of debt                                            (400)           (99,005)            (99,405)

           Provision for losses on accounts receivable
           (Increase) decrease in:                                                 7,000                 -               7,000

                 Accounts receivable                                              20,290          (29,219)            (13,861)
                 Inventories                                                    (22,755)          (55,293)            (78,048)

                 Other assets                                                          -                 -              (4,106
           Increase (decrease) in:

                 Accounts payable                                                 159,161           17,474             679,816

                 Accrued expenses                                                 86,626            60,561             147,187
                                                                           --------------    --------------    ----------------
           Net cash used in operating activities                               (460,145)         (874,604)         (4,000,372)
                                                                           --------------    --------------    ----------------

Cash flows from investing activities:

      Purchase of property and equipment                                               -          (18,160)            (59,617)
                                                                           --------------    --------------    ----------------
           Net cash used in investing activities                                       -          (18,160)            (59,617)

                                                                           --------------    --------------    ----------------

Cash flows from financing activities:

      Increase in notes payable                                                  210,000         1,100,000           1,335,000

      Proceeds from issuance of common stock                                           -                 -           1,544,523

      Change in advances from ComCam, Inc.                                          (95)            41,452           1,186,163

           Net cash provided by financing activities                             209,905         1,141,452           4,065,686
                                                                           --------------    --------------    ----------------

      Net increase (decrease) in cash                                          (250,240)           248,688               5,697

                                                                                 255,937             7,249                    -
Cash, beginning of period
                                                                           --------------    --------------    ----------------
                                                                           --------------    --------------    ----------------

Cash, end of period                                                     $          5,697           255,937                5,697
                                                                           ==============    ==============    ================

                       The accompanying notes are an integral part of these consolidated financial statements.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Comcam International, Inc. (the Company) was organized under the laws of the state of Delaware on September 19, 1998 and had no activity until January 1, 1999 (date of inception). The Company is a wholly owned subsidiary of ComCam, Inc (the Parent). The Company’s operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Further, the Company is considered a development stage company as defined in SFAS No. 7. Sources of financing for the development stage activities have been primarily through equity and debt.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectiblity based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventories

The Company values its inventories at the lower of cost or market, determined on the first-in first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. Equipment is depreciated over three to five years and furniture and fixtures are depreciated over seven years. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Currently the Company has only generated revenue from two sources of revenue; 1) product sales and 2) consulting services. Each of these are sold and delivered separately to the customer.

Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Revenues from consulting services are recognized when a consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed and the Company has no additional rescission, refund or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured.

As the Company continues to grow, sales will be evaluated to determine if a product sale or consulting agreement contains multiple deliverables. If sales were to contain multiple deliverables they would be reviewed for compliance with the provisions of EITF 00-21, which would require the consideration of whether or not a separate unit of accounting existed for purposes of determining revenue recognition. The individual sales would be considered a separate unit of accounting if all of the following criteria are met:

a.     The delivered item(s) has value to the customer on a stand alone basis;

b.     There is objective and reliable evidence of the fair value of the undelivered item(s); and

c.     If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. Common stock equivalents that could potentially dilute earnings per share are the common stock warrants (see Note 6).

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Going Concern

As of December 31, 2006, the Company has limited revenue generating activities and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:
                                                                                  2006             2005

         Trade receivables                                                 $      13,861            34,151
         Allowance for doubtful accounts                                          (7,000)                -

                                                                           $       6,861            34,151

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 4 – Inventories

Inventories consist of the following:
                                                                                  2006             2005

         Raw Materials                                                     $      63,779            30,813
         Finished Goods                                                            9,277            17,486
         Work in Process                                                           4,992             6,994

                                                                           $      78,048            55,293

Note 5 — Property and Equipment

Property and equipment consist of the following:
                                                                                   2006            2005

         Equipment                                                         $      35,507            35,507
         Furniture and fixtures                                                   24,110            24,110

                                                                                  59,617            59,617
         Less accumulated depreciation                                           (49,088)          (44,147)

                                                                           $      10,529            15,470

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 6 — Notes Payable

Notes payable consist of the following:
                                                                                  2006             2005
         Convertible unsecured note payable to ACC
         Investors, LLC, bearing interest at 8%, due on
         demand, net of discount of $0 and $78,811,
         respectively. The note may be converted to
         common shares of the Company, at the option
         of the holder, based on certain terms related
         to outstanding shares and per shares prices.
         The note also includes warrants to purchase
         common stock of the Company, based on
         certain terms related to the total number of
         shares outstanding at the time the warrants
         are exercised (see below).                                    $       1,100,000         1,021,189

         Notes payable to Paul Higbee, bearing interest
         at 8%, due on demand, secured by the intellectual
         property of the Company.                                                210,000             -

         Convertible unsecured note payable to Robert
         Emmet, bearing interest at 6%, and due on
         demand. The note may be converted into
         common shares of the Company at $.35 per
         share and contains a provision which allows
         the Company to call for the conversion at anytime.                       25,000            25,000

                                                                       $       1,335,000         1,046,189

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 6 — Notes Payable (continued)

Convertible Unsecured Note Payable and Warrants to ACC Investors, LLC

On June 22, 2005, the Company issued a Convertible Secured Promissory Note (the “Note”) to ACC Investors, LLC. The Note is convertible into 33% of the outstanding common shares of the Company after giving consideration to the effects of the conversion. In connection with the Note, the Company also issued B-1 and B-2 Warrants to purchase the Company’s common stock. The B-1 Warrant can be exercised to purchase common stock equal to 11% of the outstanding and issuable shares of the Company’s common stock immediately prior to the conversion of the Note (“Original Issuance Number”). The B-1 Warrant is exercisable at the option of the holder as soon as the Note is convertible, up to the tenth anniversary after the Warrant is exercisable, with an exercise price of $400,000 divided by the Original Issuance Number. The B-2 Warrant has the same terms, except that the exercise price is determined by $500,000 divided by the Original Issuance Number. The exercise price of the B-1 and B-2 Warrants shall be reduced if the Company issues or sells, or is deemed to have issued or sold, common stock for a consideration per share less than the greater of 1) the exercise price in effect immediately before the issuance or sale, and 2) the fair market value of a share on the date of issuance or sale. As of December 31, 2006, the Warrants are convertible into 2,842,243 shares of the Company’s common stock.

If the issued and outstanding shares of the Company changes, the number of shares into which the notes and Warrants are convertible would also change. In accordance with EITF 00-27, the Company would be required to recalculate the fair values of the debt and the Warrants and, if present, record the beneficial conversion amount as a charge to operations.

The fair value of the Warrants was calculated as a nominal amount using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

• The fair value of the Company’s common stock was calculated to be $.116 per share on June 22, 2005. The Parent’s only business is transacted by the Company, therefore the Parent determined that the fair value of the Parent (as determined by multiplying the closing market price of the Parent’s common stock by the number of shares outstanding on June 22, 2005) reasonably approximated the fair value of the Company. In order to calculate the fair value of the Company’s common stock, the Parent divided the value of the Company by the number of outstanding shares of the Company’s common stock on June 22, 2005.

• The Volatility of 237% was calculated by using the Parent’s closing stock prices since June 3, 2002, the approximate date of the purchase of the Company.

• The exercise price as of June 22, 2005 was determined to equal $.069 for the B-1 Warrant and $.087 for the B-2 Warrant.

• The estimated life was determined to be 10 years, which is equal to the contractual life of the Warrants.

• The risk-free interest rate was determined to be 4.1% based on the 10-year constant maturity treasury rate.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 6 — Notes Payable (continued)

Pursuant to EITF 98-5 and 00-27, we determined that there is not a beneficial conversion feature associated with the Note, because the effective conversion rate of the Note exceeded the fair value of the Company’s common shares. The fair value of the Warrants, as noted above, was determined to be approximately $130,000 and will be amortized over the life of the Note.

Note 7 — Operating Leases

The Company leases its office building on a month-to-month basis. Rental expense related to this operating lease for the years ended December 31, 2006 and 2005 and cumulative amounts since inception was approximately $50,000, $49,000 and $345,000, respectively.

Note 8 – Gain on cancellation of Debt

During the year ended December 31, 2006, the Company recognized a gain from the cancellation of an amount owed to an individual for costs incurred for research and development contracted labor costs of $400.

During the year ended December 31, 2005, the Company recognized a gain from the cancellation of amounts owed to five individuals. These amounts related to costs incurred in prior years for research and development contracted labor costs of $88,005 and consulting services, provided by the Company’s president, of $11,000.

Note 9 — Related Party Transactions

The Company has provided services and product to a company owned by a director and shareholder of the Company. Revenue related to these services for the years ended December 31, 2006 and 2005 and cumulative amounts since inception were approximately $0, $47,000 and $183,000, respectively.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 10 — Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                           Years Ended
                                                                          December 31,              Cumulative
                                                                     2006             2005            Amounts

         Income tax benefit at statutory rate               $      (266,000)         (263,000)      (1,747,000)
         Change in valuation allowance                              266,000           263,000        1,747,000

                                                            $          -                -                 -

Deferred tax assets are as follows:
                                                                                2006              2005

         Net operating loss carryforwards                              $       1,747,000         1,481,000
         Valuation allowance                                                  (1,747,000)       (1,481,000)

                                                                       $            -                -

The Company has net operating loss carryforwards of approximately $5,137,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 11 — Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

                                                                                  2006             2005

         Interest                                                      $           2,000             -
         Income taxes                                                  $            -                -

Note 12 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2006.

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 14 — Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for the Company starting in First Quarter 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

Note 15 – Restatement

During 2006, the Company discovered an error to the 2005 financial statements as a result of the valuation of common stock warrants issued in connection with a note payable (see Note 6). Therefore, the Company has restated the 2005 financial statements to record the fair value of the warrants of $130,305 to additional paid-in-capital, reported the unamortized discount of $78,811 against the note payable, and recorded interest expense of $51,494.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with our accountants as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company’s officers and directors as of February 12, 2007, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are as follows:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	49 50 61	1998 1999 2000	CEO,CFO,PAO and Director Director Director

Don Gilbreath — Mr. Gilbreath has served as a chief executive officer, chief financial officer, principal accounting officer, and director of the Company since September 18, 1998. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. Gilbreath has 24 years of experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor’s, and Commodore International. He developed and launched or licensed over 30 products including musical instruments, multimedia players, and Internet access devices. Mr. Gilbreath has broad experience in directing international engineering teams, vendor negotiations, licensing, patents, offshore manufacturing and launching of innovative products to world markets. From 1987 to 1992 Mr. Gilbreath was Director of Product and Market Development for Commodore International Ltd. Among other responsibilities he was Chief Designer of CDTV, the world’s first consumer multimedia player under $1,000. In addition, he created and developed OEM sales channels and vertical markets for Commodore’s complete line of microcomputers and peripherals. In 1990 Mr. Gilbreath was selected as delegate from the USA to the USSR for technology transfer of semiconductor and computer architecture. In 1993 he founded Gilbreath Systems Inc., an international contract engineering and product development firm, and from 1994 to 1997 served as CTO and VP Engineering for VIScorp, a Chicago-based company that designed and developed set-top boxes (pre-WebTV). In 1997, Mr. Gilbreath founded the Company.

Robert Betty — Mr. Betty was appointed as a director of the Company on February 19, 1999. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. Betty has over 22 years of experience in the electronics industry. From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget. He was the founder, in 1994, and is the current president of Pinnacle Electronic Systems Inc., a security systems integration firm located in West Chester, Pennsylvania. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

Albert White – Mr. White was appointed as a director of the Company on January 5, 2000. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. White graduated from Columbia University with a Master of Business Administration and from the University of Denver with a Bachelor of Science/Bachelor of Arts in Marketing. Mr. White has held senior management positions with technology based companies, as the vice-president of Network Solutions, a Virginia based developer of internet addressing systems from 1989 to 1994, and as the senior vice president of RMS Technology, a New Jersey-based telecommunications provider, from 1994 to 1996. Since 1996 Mr. White has acted as a business and financial consultant to chief executive officers throughout North America and has provided entrepreneurial advice to both national and international clients. These include acting as Senior Consultant for Safeguard Scientific, Inc., Wayne, Pennsylvania (1997-1999); Managing Director of Promark International, LLC, Silver Spring, Maryland. (1997-2001); Financial Advisor to the chairman and founder of Johnson Research and Development, Atlanta, Georgia (2000-2001); and Chief Executive Officer of Excellatron Solid State, LLC, Atlanta, Georgia (2001- 2003). Mr. White currently provides business consultancy services in the areas of finance, marketing, acquisition/merger and real estate development in the Atlanta, Georgia and Washington D.C. area.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not established a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons or entities who during the fiscal year ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

• Albert White, a director, failed to file on Form 3 or 5.

• Robert Betty, a director, failed to file on Form 3 or 5.

• Don Gilbreath, a director and officer, failed to file on Form 3 or 5.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered as an executive officer. Our salaries are designed to retain the services of our executive officer. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Tables

The following table provides summary information for the years 2006, and 2005 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath , CEO, CFO, PAO and director	2006 2005	60,000 60,000	- -	- -	- -	- -	- -	- -	60,000 60,000

        * Mr. Gilbreath entered into an employment agreement with the Company dated June 22, 2005.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

Directors receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 5, 2007, the Company had 5,770,980 shares of common stock issued and outstanding, 100% of which are owned by ComCam, Inc.

The following table sets forth certain information concerning the anticipated ownership of the Company’s common stock following the prospective conversion of the outstanding principal debt owed to ACC Investors into shares of our common stock with respect to: (i) each person known to the Company to become the beneficial owner of more than five percent (5%) of our common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. Subsequent to the prospective conversion the Company will have 8,613,403 shares of common stock issued and outstanding.

Name and Address	Title of Class	Number of Shares	% of Class
Don Gilbreath, CEO, CFO PAO and director 1525 Tanglewood Drive West Chester, Pennsylvania 19380	Common	613,588	7.12%
Robert Betty, director 912 Carrie Lane, West Chester, Pennsylvania 19383	Common	248,819	2.89%
Albert White, director 420 Northwest Drive Silver Spring, Maryland 20901	Common	0	0%
ACC Investors LLC* 1330 Avenue of the Americas 36th Floor New York, New York 10019	Common	2,842,423	33.00%
Global ePoint, Inc. ** 339 South Cheryl Lane City of Industry, California 91789	Common	379,562	4.41%
Officer and Directors as a Group (3)	Common	862,407	10.01%

*	Paul Higbee makes voting and investment decisions for ACC Investors. On June 22, 2005, the Company entered into a Securities Purchase Agreement with ACC Investors that concluded a debt financing in the amount of one million one hundred thousand dollars ($1,100,000) in the form of a secured convertible promissory note (“Note”). The terms of the Note entitle ACC Investors to convert the principal amount into thirty-three percent (33%) of the common shares of the Company. Paul Higbee uses ACC Investors’ address as his mailing address.

**	Toresa Lou makes voting and investment decisions for Global ePoint, Inc. In the event that ACC Investors does not convert the principal amount of the Note, Global ePoint, Inc. will be the beneficial owner of 6.7% of our common stock. Toresa Lou uses Global ePoint, Inc.‘s address as her mailing address.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 22, 2005, the Company and ComCam, Inc. entered into a five year employment agreement with Don Gilbreath, our chief executive officer, chief financial officer and principal accounting officer, whereby Mr. Gilbreath receives an initial annual salary of $60,000 that will increase to $175,000 in the event the Company is both valued at $4,000,000 and receives more than $20,000,000 of cash proceeds from an equity financing.

The Company has provided services and products in prior periods to Pinnacle Electronic Systems, Inc., a company owned by Robert Betty, a director and shareholder of the Company. Revenue related to these services for the years ended December 31, 2006 and 2005 and cumulative amounts since inception were approximately $0, $47,000 and $183,000, respectively.

ComCam, Inc. has advanced the Company $1,488,036 since May 8, 2002, to cover operational expenses. The Company pays no interest on these amounts and has no terms for repayment.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 36 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were approximately $35,769 and $37,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed the Company no fees in each of 2006 and 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of approximately $2,891 in 2006 and $3,400 in 2005 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees. Further, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April 2007.

COMCAM INTERNATIONAL, INC. /s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don Gilbreath Don Gilbreath	Director	April 5, 2007
/s/ Roberty Betty Roberty Betty	Director	April 5, 2007
/s/ Albert White Albert White	Director	April 5, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Amendment and Restated Certificate of Incorporation, dated June 10, 2005.
3(ii)	*	Bylaws
10(i)	*	Stock Exchange Agreement between ComCam and the Company dated May 8, 2002
10(ii)(a)	*	Securities Purchase Agreement between ComCam, Inc., ComCam International, Inc., and ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to ComCam, Inc.'s Form 8-K filed June 30, 2005).
10(ii)(b)	*	Promissory Note for ACC Investors, LLC, dated June 22, 2005.
10(ii)(c)	*	Warrants of ACC Investors, LLC, dated June 22, 2005.
10(ii)(d)	*	Warrants of ACC Investors, LLC, dated June 22, 2005.
10(ii)(e)	*	Registration Rights Agreement with of ACC Investors, LLC, dated June 22, 2005.
10(ii)(f)	**	Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005.
10(iii)	*	Employment agreement between ComCam, Inc., ComCam International, Inc. and Don Gilbreath dated June 22, 2005.
31	Attached

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

* Incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006.

** Incorporated by reference to the Form 10-SB/A-2, filed with the Commission on October 31, 2006.