Form 10QSB
period 2007-03-31
COMCAM INTERNATIONAL INC
filed 2007-06-01
CIK 1118761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 .

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

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

Yes     ☑              No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐              No    ☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 31, 2007 was 5,770,980.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “International,” “we,” “our”, and “us” refer to ComCam International, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                            COMCAM INTERNATIONAL, INC.
                                          (A Development Stage Company)
                                                  BALANCE SHEETS
                                                                                 March 31,          December 31,
                                                                                   2007                 2006
                                 ASSETS                                         (Unaudited)          (Audited)
                                                                              ----------------    -----------------
Current assets:

      Cash and cash equivalents                                            $            6,559                5,697

      Accounts receivable, net                                                          4,094                6,861

      Inventories                                                                      72,973               78,048
                                                                              ----------------    -----------------

           Total current assets                                                        83,626               90,606

      Property and equipment, net                                                       9,686               10,529

      Other assets                                                                      4,106                4,106
                                                                              ----------------    -----------------

                                                                                                           105,241
           Total assets                                                    $           97,418
                                                                              ================    =================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
                                                                                                           318,538
      Accounts payable                                                     $          280,104
                                                                                                           147,187
      Accrued expenses                                                                203,852
      Advances payable to ComCam, Inc.                                              1,448,036            1,448,036
      Notes payable                                                                 1,375,000            1,335,000
                                                                              ----------------    -----------------

           Total current liabilities                                                3,306,992            3,248,761
                                                                              ----------------    -----------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $.0001 par value; 2,000,000

        shares authorized, no shares issued and outstanding                                 -                    -
      Common stock, $.0001 par value; 100,000,000
        shares authorized, 5,770,980 shares issued and

        outstanding                                                                       577                  577
      Additional paid-in capital                                                    1,811,292            1,811,292
      Deficit accumulated during the development stage                            (5,021,443)          (4,955,389)
                                                                              ----------------    -----------------

           Total stockholder's deficit                                            (3,209,574)          (3,143,520)
                                                                              ----------------    -----------------

                                                                                                           105,241
           Total liabilities and stockholders' deficit                     $           97,418
                                                                              ================    =================
                              The accompanying notes are an integral part of these financial statements.

                                             COMCAM INTERNATIONAL, INC.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                            March 31,                  Cumulative
                                                                  -------------------------------
                                                                      2007             2006              Amounts
                                                                  --------------   --------------    ----------------

Revenues, net                                                  $         28,833           15,363            638,063

Cost of revenues                                                          5,055            1,226            256,804
                                                                  --------------   --------------    ----------------

      Gross profit                                                       23,778           14,137            381,259
                                                                  --------------   --------------    ----------------

Operating expenses:

   General and administrative expenses                                   57,887          157,560          2,783,439

   Research and development expenses                                      4,250            9,396          2,393,070
                                                                                                           (99,405)
   Gain on cancellation of debt                                               -            (400)
                                                                  --------------   --------------    ----------------

                                                                         62,137          166,556          5,077,104
                                                                  --------------   --------------    ----------------

      Loss from operations                                             (38,359)        (152,419)         (4,695,845)
                                                                  --------------   --------------    ----------------

Other income (expense):

   Interest income                                                           39            1,485             13,343
   Interest expense                                                    (27,734)         (22,162)          (338,941)
                                                                  --------------   --------------    ----------------

                                                                       (27,695)         (20,677)           (325,598)
                                                                  --------------   --------------    ----------------

      Loss before provision for income taxes                           (66,054)        (173,096)         (5,021,443)

Provision for income taxes                                                   -                 -                  -
                                                                  --------------   --------------    ----------------

      Net loss                                                 $       (66,054)        (173,096)         (5,021,443)
                                                                  ==============   ==============    ================

Net loss per common share - basic and diluted                  $         (0.01)           (0.03)
                                                                  ==============   ==============

Weighted average common and common
  equivalent shares                                                 5,771,000          5,771,000
                                                                  ==============   ==============

                              The accompanying notes are an integral part of these financial statements.

                                                 COMCAM INTERNATIONAL, INC.
                                                (A Development Stage Company)
                                             UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                  Three Months Ended
                                                                                      March 31,                  Cumulative
                                                                           --------------------------------
                                                                               2007              2006             Amounts
                                                                           --------------    --------------    ---------------
Cash Flows from operating activities:
      Net loss                                                          $       (66,054)         (173,096)        (5,021,443)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
                                                                                                                       49,931
           Depreciation                                                              843             1,236
                                                                                                                      267,346
           Stock and warrant compensation expense                                      -                 -
                                                                                                                     (99,405)
           Gain on cancellation of debt                                                -             (400)

           Provision for losses on accounts receivable                             2,000                 -              9,000

           Provision for obsolete inventories                                      5,000                 -              5,000
           (Increase) decrease in:
                                                                                                                     (13,094)
                 Accounts receivable                                                 767            12,569
                                                                                                  (45,386)           (77,973)
                 Inventories                                                          75
                                                                                                                      (4,106)
                 Other assets                                                          -                 -
           Increase (decrease) in:
                                                                                (38,434)                              641,382
                 Accounts payable                                                                      924
                                                                                                                      203,852
                 Accrued expenses                                                 56,665            21,533
                                                                           --------------    --------------    ---------------
           Net cash used in operating activities                                (39,138)         (182,620)         4,039,510)
                                                                           --------------    --------------    ---------------

Cash flows from investing activities:
                                                                                                                     (59,617)
      Purchase of property and equipment                                               -                 -
                                                                           --------------    --------------    ---------------
                                                                                                                     (59,617)
           Net cash used in investing activities                                       -                 -
                                                                           --------------    --------------    ---------------

Cash flows from financing activities:
                                                                                                                    1,375,000
      Increase in notes payable                                                   40,000                 -
                                                                                                                    1,544,523
      Proceeds from issuance of common stock                                           -                 -
                                                                                                                    1,186,163
      Change in advances from ComCam, Inc.                                             -                 -
                                                                           --------------    --------------    ---------------
                                                                                                                    4,105,686
           Net cash provided by financing activities                              40,000                 -
                                                                           --------------    --------------    ---------------

                                                                                                 (182,620)
      Net increase (decrease) in cash                                                862                                6,559

                                                                                                   255,937
Cash, beginning of period                                                          5,697                                    -
                                                                           --------------    --------------    ---------------

Cash, end of period                                                     $          6,559            73,317              6,559
                                                                           ==============    ==============    ===============

                              The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with International’s Form 10-KSB. These statements do include all normal recurring adjustments which International believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in International’s Form 10-KSB. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of March 31, 2007, International’s revenue generating activities are limited and International has incurred losses since inception. These factors raise substantial doubt about International’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to International nor that the marketing and product development efforts will be successful.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

Note 4 – Notes Payable

Notes payable consist of the following:

                                                                                March 31,           December 31,
                                                                                  2007                  2006
         Convertible unsecured note payable to ACC
         Investors, LLC, bearing interest at 8% and due on
         demand.  The note may be converted to common
         shares of International, at the option of the holder,
         based on certain terms related to outstanding shares
         and per share prices. The note also includes warrants
         to purchase common stock of International, based
         on certain terms related to the total number of shares
         outstanding at the time the warrants are exercised.                     1,100,000           1,100,000

         Notes payable to Paul Higbee, bearing interest
         at 8%, due on demand, secured by the intellectual
         property of International.                                                250,000             210,000

         Convertible unsecured note payable to Robert
         Emmet, bearing interest at 6%, and due on demand
         The note may be converted into common shares of
         International at $.35 per share and contains a
         provision which allows the International to call for the
         conversion at anytime.                                                     25,000              25,000

                                                                       $         1,375,000           1,335,000

Note 5 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. International has filed income tax returns in the U.S. federal jurisdiction and in certain states. International is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

International adopted the provisions of FIN 48 on January 1, 2007. International did not make any adjustment to opening retained earnings as a result of the implementation. International recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended March 31, 2007 and 2006, International did not recognize any interest and penalties relating to income taxes. International did not have any accrual for the payment of interest and penalties at March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

General

International is a wholly owned subsidiary of ComCam, Inc., engaged in the ongoing development and sale of its Internet Protocol remote control platform cameras, micro-servers, associated software, and unique end-to-end network solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. ‘s IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

Discussion and Analysis

International’s financial condition and results of operations depend primarily on revenue generated from the sale of our products and our ability to realize additional debt or equity financing in combination with stability in administrative expenses. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since we do not expect to generate sufficient cash flow in the short term, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. International can provide no assurance that our efforts will be successful.

International’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. International has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses on a consolidated basis to the point where we can realize net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

Strategy

International remains focused on numerous domestic and international sales opportunities with businesses and organizations that have purchased our products in the past, including the following:

|X| United States agencies: most of our units sold to U.S. agencies have been used for testing purposes, including:

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

|X| United States corporations: units sold to private US companies for both research purposes and for implementation, including:

(a)	DRS/Night Vision Systems for various purposes and purchased 5 microserver systems between 2006 and the present, and provide engineering services;

(b) Henry Brothers for installation at JFK Airport and purchased 3 microserver systems;

(c)	IBM for loss-prevention purpose at its corporate facility in Raleigh, NC, purchased 3 microserver systems.

|X|	Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 11 professional lens camera systems since 2003 for testing in a port security project.

Additionally, International intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

|X|	DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated our microservers and software to support trials for the military projects.

|X| EG&G has included International in design bids for wireless configurations on military contracts.

|X| EG&G has included International in design bids for wireless configurations on military contracts.

|X| OLogic has included International in design of robotic based command-and-control system.

|X|	Siemens Maintenance Services, LLC, has included International in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.

|X|	Symbol/Motorola has made us a strategic sales partner for command-and-control and video display on mobile enterprise devices.

|X|	We have licensed our proprietary video compression utility to AMSEC, a business partnership between Science Applications International Corp. (SAIC) and Newport News Shipbuilding.

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

As an Original Equipment Manufacturer (OEM), we have established a strategic reseller alliance with IBM, Raleigh, NC, for the distribution of an IBM-branded RFID Biometric Access Systems. We have formed a research-and-development alliance with HCH Enterprises, LLC, Providence, RI , to pursue opportunities with the U.S. Department of Defense and other federal entities. International has begun to offer a series of specialized “solution” bundles to be sold into the marketplace by select distributors.

|X| AAID Security Solutions, Peachtree City, GA — for the distribution of the RFID Biometric Access System.

|X| Remote Eyes, Laurel, MD – distribution of the CCTV Upgrade Kit (Limited System).

|X| ScanSource, Greenville, SC – distributor of the CCTV Wireless Upgrade Kit (Full System).

|X| Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels. International’s marketing plan provides that we will:

|X| promote our products and services through our website;

|X|	promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

|X|	attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system.

|X| participate in invitation-only company presentations and seminars; e.g., invited to present at ESRI's "Survey and Engineering: GIS Summit" (June 2007). |X| support our strategic partners by participating in planning sessions and other events.

Further, we intend to:

|X|	retain a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts); o revise corporate identity (e.g., logo), website and print materials: in line with overall corporate repositioning, we will revise and refresh our core branding elements to maximize its positioning message as a technology leader not only in video surveillance but also toward wireless networking; and

Through these efforts, we will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Results of Operations

During the three month period ended March 31, 2007, International was engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended March 31, 2007 increased to $28,833 from $15,363 for the three month period ended March 31, 2006, an increase of 88%. The increase in revenue over the comparative three month periods can be attributed to the availability of products and increased marketing efforts. International expects revenue to continue increase over the next twelve months.

Losses

Net losses for the three month period ended March 31, 2007 decreased to $66,054 from $173,096 for the three month period ended March 31, 2006, a decrease of 62%. The decrease in losses over the comparative three month periods is due to an increase in revenue and a decrease in general and administrative expenses. International expects to continue to incur losses over the next twelve months.

Expenses

Cost of revenue for the three month period ended March 31, 2007 increased to $5,055 from $1,226 for the three month period ended March 31, 2006, an increase of 312%. The increase in the cost of revenue over the comparative three month periods can be attributed to costs associated with the increase in revenue. International expects the cost of revenue to grow as sales increase over the next twelve months.

General and administrative expenses for the three month period ended March 31, 2007 decreased to $57,887 from $157,560 for the three month period ended March 31, 2006, a decrease of 63%. The decrease in general and administrative expenses over the comparative three month periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities. International expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended March 31, 2007 decreased to $4,250 from $9,396 for the three month period ended March 31, 2006, a decrease of 55%. The decrease in research and development expenses over the comparative three month periods is due to insufficient financial resources to fund these activities in the current period. International expects that research and development expenses will increase over the next twelve months subject to sufficient financial resources.

Depreciation and amortization expenses for the three month period ended March 31, 2007 and 2006 were $843 and $1,236, respectively.

Income Tax Expense (Benefit)

International has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards at December 31, 2006, consisted of approximately $5,137,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of International and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

International believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $39,138 for the three month period ended March 31, 2007, as compared to cash flow used in operations of $182,620 for the three months ended March 31, 2006. The decrease in cash flows used in operating activities for the three month period ended March 31, 2007 can be primarily attributed to the reduction of losses incurred from operations and an increase in accrued expenses. International expects to continue to use cash flow in operating activities until such time as we transition from net losses to net profits.

Cash flows used in investing activities was $0 for the three month periods ended March 31, 2007 and March 31, 2006. International expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $40,000 for the three month period ended March 31, 2007, as compared to $0 for the three months ended March 31, 2006. Cash flow provided by financing activities for the three month period ended March 31, 2007 can be attributed to a loan from a related party. Internationl expects to generate additional cash flow from financing activities in future periods.

International received a loan from ACC Investors as part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between the ComCam, Inc., International and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of International common stock to our shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of our common shares on a fully diluted basis after the completion of the share distribution. The conversion of the promissory note into our common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that we file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the International registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of our common shares to ComCam, Inc.‘s shareholders. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2007.

International has funded its cash needs from inception through March 31, 2007 through revenues and a series of debt and equity transactions, including several private placements. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

International had no formal long term lines or credit or other bank financing arrangements as of March 31, 2007.

Since earnings, if any, will be reinvested in operations, International does not expect to pay cash dividends in the foreseeable future.

As of March 31, 2007, International had a working capital deficit of $3,223,366, which deficit is primarily attributable the note payable to ACC Investors and amounts due to our parent company, ComCam, Inc. Although we intend to expand operations through the calendar year ending December 31, 2007, the funding of such operations for the next twelve months and beyond cannot be assured. Our revenues are insufficient to fund operations and our working capital deficit remains significant. Management understands that we have substantial need for significant capital to build its business. Should we be unable to obtain additional funds either through revenue increases or additional debt or equity funding, we may be forced to curtail or cease our activities.

Capital Expenditures

International made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2007 or 2006.

International does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Going Concern

International’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $4,995,389 as of December 31, 2006 which increased to $5,021,443 as of March 31, 2007. Our ability to continue as a going concern is subject to the ability of International to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address International’s ability to continue as a going concern, includes (i) realization of increased revenues from International’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of International’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow International to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o the sufficiency of existing capital resources;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties involved in the rate of growth of International's business and acceptance of products and services;

o the ability of International to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations; and

o general economic conditions.

We wish to caution readers that International’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005, International discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. International believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. International bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, International applies the following critical accounting policies in the preparation of its financial statements.

Revenue Recognition

We generate revenue through the sale of our products to the private, commercial, industrial and governmental sectors of the security industry. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. International believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on International’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on International’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on International’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on International’s future reported financial position or results of operations.

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. International is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. International is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Risks Factors

International’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the International’s Business

INTERNATIONAL’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

International’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2006 and 2005, stating that there are certain factors which raise substantial doubt about International’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

INTERNATIONAL HAS A HISTORY OF LOSSES

International had an accumulated deficit of $4,955,389 as of December 31, 2006, which increased to $5,021,443 as of March 31, 2007. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF INTERNATIONAL DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2006, International had a working capital deficit of $3,158,155, which increased to $3,223,366 as of March 31, 2007. We do not expect to generate sufficient cash flow from operations to cover our expenditures until 2008. Until the point at which cash flow from operations matches expenditures, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

INTERNATIONAL MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS

We have historically had difficulty producing our products because of cash flow shortages. Though we have recently resumed the production of our products, our future success depends in a significant part on our ability to evolve our hardware and software and to develop and introduce new products and technologies in response to market demands. If adequate funds are not available, International’s ability to develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND INTERNATIONAL’S PRODUCTS COULD BECOMEOBSOLETE
AT ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the video surveillance market; our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of International’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

THE MARKET ACCEPTANCE OF INTERNATIONAL’S PRODUCTS IS CRITICAL TO ITS GROWTH

International generates revenue from the design and sale of video surveillance systems; therefore, market acceptance of our products is critical. If our customers do not accept or purchase our products, then our revenue, cash flow and/or operating results will be negatively impacted.

INTERNATIONAL COMPETES WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While International’s products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer video surveillance systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations like Sony and JVC.

WE DEPEND ON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

International relies on Pennsylvania-based Strategic Manufacturing Technologies, Inc., to procure components and to manufacture our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that we will continue to depend upon one or few manufacturers as well as a limited number of source suppliers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect our business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

If our suppliers were unable to provide parts in the volumes needed or at an acceptable price, our manufacturer and International would have to identify and qualify acceptable replacements from alternative sources of supply. If we are unable to obtain these components in a timely fashion, it would likely not be able to meet demand. Any disruption of either component procurement or manufacturing delays could adversely affect our results of operations.

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO INTERNATIONAL FOLLOWING THE ANTICIPATED DISTRIBUTION

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

INTERNATIONAL'S SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

International’s future success will depend substantially on the continued services and performance of Don Gilbreath and other key personnel. We have relatively few senior personnel, and so the loss of the services of Don Gilbreath or any other key employees could have a material adverse effect on our business prospects, financial condition and results of operations. Our future success also depends on International’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELYIMPACT
OUR FINANCIAL CONDITION

Our success depends significantly on protecting proprietary technology. Despite International’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or products. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against us with respect to existing or future products or technology. If there is a successful claim of infringement and International fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations could be seriously harmed.

INTERNATIONAL’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. International’s fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Although we successfully operates within current governmental regulations, it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

INTERNATIONAL’S PRODUCTS ARE SUBJECT TO ENVIRONMENTAL LAWS

New hazardous materials restrictions have been and are being sought in numerous jurisdictions worldwide. As these restrictions take effect, International may need to change the components it uses in certain key products. These components may be difficult to procure or more expensive than the components we currently use. As such, current and future environmental regulations could negatively impact our operations.

Future Risks Related to International’s Stock

INTERNATIONAL WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

International will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures in 2008. Until the point at which cash flow from operations matches expenditures, we will have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital, such commitment may obligate us to issue additional shares of our common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

INTERNATIONAL HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, we procured a loan from ACC Investors. The loan was secured by a convertible promissory note (“Note”) for a total of $1,100,000 at an interest rate of 8% per annum. The terms of the Note allow ACC Investors to convert the principal amount into 33% of the common shares of International, taking into account the conversion and 55% of the interest of the Note into International’s common shares after the completion of the share distribution of our common stock. Additionally, the agreement with ACC Investors includes warrants to purchase shares of common stock up to 22% of the shares outstanding immediately prior to the conversion of the Note. If the Note is converted into shares, the conversion will dilute existing shareholders. If the loan is paid in cash, the repayment will deplete funds intended for our marketing plan and research and development goals.

If ACC Investors exercises all of its warrants and converts the principle of the Note into shares of our stock, ACC Investors will own 4,112,039 or 47.74% of the issued and outstanding shares, 1,269,616 of which are 22% of the current 5,770,980 outstanding shares, and 2,842,423 of which are 33% of the 8,613,403 post-Note conversion shares. Additionally, ACC Investors may convert up to 55% of the accrued interest into shares of our stock. This ownership would give ACC Investors significant influence over International’s policies and affairs and may put ACC Investors in a position to determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

INTERNATIONAL MAY ATTEMPT TO QUOTE ITS STOCK ON THE OTCBB

International has no public trading market for its shares, and we cannot represent to you that a market will ever develop. Nonetheless, we do intend to seek a quotation on the OTCBB. However, there can be no assurance that we will obtain a quotation on the OTCBB or that obtaining a quotation will generate a public trading market for our shares.

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

OUR STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting our market price will include:

o International's perceived prospects;

o negative variances in our operating results, and achievement of key business targets;

o limited trading volume in shares of our common stock in the public market;

o sales or purchases of large blocks of our stock;

o changes in, or International's failure to meet, earnings estimates;

o changes in securities analysts' buy/sell recommendations;

o differences between our reported results and those expected by investors and securities analysts;

o announcements of new contracts involving International or our competitors;

o announcements of legal claims against us;

o market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

o developments in the financial markets;

o general economic, political or stock market conditions.

In addition, our future stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of the International’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

INTERNATIONAL'S STOCK IS A PENNY STOCK AND, THEREFORE, OUR SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

International’s stock differs from many stocks in that it is a “penny stock.” The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

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

o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

o	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 3. CONTROLS AND PROCEDURES

International’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for us.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of May, 2007.

ComCam International, Inc.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

                                                           INDEX TO EXHIBITS

Exhibit  Page
No.               No.         Description

3 (i)                        *      Amended and Restated  Certificate of Incorporation  of International  (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3 (ii)                       *      Bylaws of  International  (incorporated  by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (i)                       *      Stock Exchange Agreement between ComCam and International dated May 8, 2002 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 6, 2006).
10 (ii)(a)                   *      Securities  Purchase Agreement between  International,  ComCam,  Inc. and ACC Investors,  LLC dated
                             June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(b)                   *      Convertible Secured Promissory Note between  International,  ComCam,  Inc. and ACC Investors,  LLC.
                             dated June 22, 2005  (incorporated  by reference to the Form 10-SB/A filed with the Commission on June 26,
                             2006).
10 (ii)(c)                   *      Warrant to Purchase Common Stock between International and ACC Investors,  LLC. dated June 22, 2005
                             (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(d)                   *      Warrant to Purchase Common Stock between International and ACC Investors,  LLC. dated June 22, 2005
                             (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(e)                   *      Registration  Rights Agreement between  International  and ACC Investors,  LLC. dated June 22, 2005
                             (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(f)        *          Shareholders  Agreement between Don Gilbreath and ACC Investors,  LLC. Dated June 22, 2005.  (incorporated by reference to the Form 10-SB/A2 filed with the Commission on October 31, 2006).
10 (ii)(g)        *          Employment  Agreement  between  International,  ComCam,  Inc.  and  Don  Gilbreath  dated  June  22,  2005
                             (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to prior filings with the Commission.