Form 10QSB
period 2007-06-30
COMCAM INTERNATIONAL INC
filed 2007-08-14
CIK 1118761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of August 14, 2007 was 5,770,980.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Balance Sheet as of June 30, 2007	4

Unaudited Statement of Operations for the three and six month periods ended

June 30, 2007 and 2006 and the period from inception to June 30, 2007	5

Unaudited Statement of Cash Flows for the six months ended June 30,

2007 and 2006 and the period from inception to June 30, 2007	6

Notes to the Unaudited Financial Statements	7

ITEM 2. Management’s Discussion and Analysis	10

ITEM 3. CONTROLS AND PROCEDURES	24

PART II

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

SIGNATURES	26

INDEX TO EXHIBITS	27

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$27,930	5,697
Accounts receivable, net	4,109	6,861
Inventories	72,973	78,048

Total current assets	105,012	90,606

Property and equipment, net	8,844	10,529
Other assets	4,106	4,106

Total assets	$117,962	105,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$347,121	318,538
Accrued expenses	238,073	147,187
Advances payable to ComCam, Inc.	1,235,178	1,448,036
Notes payable	1,601,568	1,335,000

Total current liabilities	3,421,940	3,248,761

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares authorized, 5,770,980 shares issued and
outstanding	577	577
Additional paid-in capital	1,811,292	1,811,292
Deficit accumulated during the development stage	(5,115,847)	(4,955,389)
Total stockholder's deficit	(3,303,978)	(3,143,520)

Total liabilities and stockholders' deficit	$117,962	105,241

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2007	2006	2007	2006	Amounts
Revenues, net	$6,893	9,103	35,726	24,466	644,956
Cost of revenues	76	3,892	5,131	5,118	256,880

Gross profit	6,817	5,211	30,595	19,348	388,076

Operating expenses:
General and administrative expenses	72,103	145,592	129,990	303,152	2,855,542
Research and development expenses	712	3,047	4,962	12,443	2,393,782
Gain on cancellation of debt	-	-	-	(400)	(99,405)
	72,815	148,639	134,952	315,195	5,149,919
Loss from operations	(65,998)	(143,428)	(104,357)	(295,847)	(4,761,843)

Other income (expense):
Interest income	58	331	97	1,816	13,401
Interest expense	(28,464)	(24,254)	(56,198)	(46,416)	(367,405)
	(28,406)	(23,923)	(56,101)	(44,600)	(354,004)
Loss before provision for income taxes	(94,404)	(167,351)	(160,458)	(340,447)	(5,115,847)

Provision for income taxes	-	-	-	-	-
Net loss	$(94,404)	(167,351)	(160,458)	(340,447)	(5,115,847)
Net loss per common share - basic and diluted	$(0.02)	(0.03)	(0.03)	(0.06)
Weighted average common and common

equivalent shares	5,771,000	5,771,000	5,771,000	5,771,000

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2007	2006	Amounts
Cash Flows from operating activities:
Net loss	$(160,458)	(340,447)	(5,115,847)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,685	2,471	50,773
Stock and warrant compensation expense	-	-	267,346
Gain on cancellation of debt	-	(400)	(99,405)
Provision for losses on accounts receivable	2,000	-	9,000
(Increase) decrease in:
Accounts receivable	752	15,572	(13,109)
Inventories	5,075	(42,136)	(72,973)
Other assets	-	-	(4,106)
Increase (decrease) in:
Accounts payable	28,583	(14,284)	708,399
Accrued expenses	54,596	47,257	201,783
Net cash used in operating activities	(67,767)	(331,967)	(4,068,139)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(59,617)
Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Increase in notes payable	90,000	100,000	1,425,000
Proceeds from issuance of common stock	-	-	1,544,523
Change in advances from ComCam, Inc.	-	-	1,186,163
Net cash provided by financing activities	90,000	100,000	4,155,686

Net increase (decrease) in cash	22,233	(231,967)	27,930

Cash, beginning of period	5,697	255,937	-
Cash, end of period	$27,930	23,970	27,930

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of June 30, 2007, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

Note 4 – Notes Payable

Notes payable consist of the following:

June 30,	December 31,
2007	2006
Convertible unsecured note payable to ACC
Investors, LLC, bearing interest at 8% and due on
demand. The note may be converted to common
shares of the Company, at the option of the holder,
based on certain terms related to outstanding shares
and per share prices. The note also includes warrants
to purchase common stock of the Company, based
on certain terms related to the total number of shares
outstanding at the time the warrants are exercised.	$1,100,000	1,100,000

Notes payable to Paul Higbee, bearing interest
at 8%, due on demand, secured by the intellectual
property of the Company.	300,000	210,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices. The Company is in default
of the agreement because it is insolvent.	176,568	176,568

Convertible unsecured note payable to Robert
Emmet, bearing interest at 6%, and due on demand
The note may be converted into common shares of
the Company at $.35 per share and contains a
provision which allows the Company to call for the
conversion at anytime.	25,000	25,000

$1,601,568	1,335,000

Note 5 – Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company transferred a note payable of $176,568 and accrued interest of $36,290 to ComCam, Inc. in exchange for a reduction in the advance payable to ComCam, Inc. of $212,858.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007

Note 6 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company has filed income tax returns in the U.S. federal jurisdiction and in certain states. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the six month periods ended June 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at June 30, 2007.

ITEM 2.	Management's Discussion and Analysis

This Management's Discussion and Analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

General

International is a wholly owned subsidiary of ComCam, Inc., engaged in the ongoing development and sale of its Internet Protocol remote control platform cameras, micro-servers, associated software, and unique end-to-end network solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. ’s IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

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

Strategy

International remains focused on numerous domestic and international sales opportunities with businesses and organizations that have purchased our products in the past, including the following:

▪	United States agencies: most of our units sold to U.S. agencies have been used for testing purposes, including:

▪
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

▪
▪	United States corporations: units sold to private US companies for both research purposes and for implementation, including:
▪
(a)	DRS/Night Vision Systems for various purposes and purchased 5 microserver systems between 2006 and the present, and provide engineering services;

(b)	Henry Brothers for installation at JFK Airport and purchased 3 microserver systems;

(c)	IBM for loss-prevention purpose at its corporate facility in Raleigh, NC, purchased 3 microserver systems.
▪
▪

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

Additionally, International intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

▪	DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated our microservers and software to support trials for the military projects.
▪	EG&G has included International in design bids for wireless configurations on military contracts.

▪	EG&G has included International in design bids for wireless configurations on military contracts.
▪	OLogic has included International in design of robotic based command-and-control system.
▪	Siemens Maintenance Services, LLC, has included International in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.
▪	Symbol/Motorola has made us a strategic sales partner for command-and-control and video display on mobile enterprise devices.
▪	We have licensed our proprietary video compression utility to AMSEC, a business partnership between Science Applications International Corp. (SAIC) and Newport News Shipbuilding.

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

International has begun to offer a series of specialized “solution” bundles to be sold into the marketplace by select distributors.

▪	AAID Security Solutions, Peachtree City, GA — for the distribution of the RFID Biometric Access System.
▪	Remote Eyes, Laurel, MD – distribution of the CCTV Upgrade Kit (Limited System).
▪	ScanSource, Greenville, SC – distributor of the CCTV Wireless Upgrade Kit (Full System).
▪	Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels.

International’s marketing plan provides that we will:

▪	promote our products and services through our website;
▪

promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

▪	attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric

Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system.

▪	participate in invitation-only company presentations and seminars; e.g., invited to present at ESRI's "Survey and Engineering: GIS Summit" (June 2007).
▪	support our strategic partners by participating in planning sessions and other events.

Further, we intend to:

▪

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

Results of Operations

During the six month period ended June 30, 2007, we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended June 30, 2007 decreased to $6,893 from $9,103 for the three month period ended June 30, 2006, a decrease of 24%. Revenue for the six month period ended June 30, 2007 increased to $35,726 from $24,466 for the six month period ended June 30, 2006, an increase of 46%. The increase in revenue over the comparative six month periods can be attributed to the availability of products and increased marketing efforts. International expects revenue to continue to increase over the next twelve months.

Losses

Net losses for the three month period ended June 30, 2007 decreased to $94,404 from $167,351 for the three month period ended June 30, 2006, a decrease of 44%. Net losses for the six month period ended June 30, 2007 decreased to $160,458 from $340,447 for the six month period ended June 30, 2006, a decrease of 53%. The decrease in losses over the comparative six month periods is due to an increase in revenue and a decrease in general and administrative expenses. International expects to continue to incur losses over the next twelve months.

Expenses

Cost of revenue for the three month period ended June 30, 2007 decreased to $76 from $3,892 for the three month period ended June 30, 2006, a decrease of 98%. Cost of revenue for the six month period ended June 30, 2007 increased to $5,131 from $5,118 for the six month period ended June 30, 2006, an increase of less than 1%. The increase in the cost of revenue over the comparative six month periods can be attributed to costs associated with the increase in revenue over the periods. International expects the cost of revenue to grow as sales increase over the next twelve months.

General and administrative expenses for the three month period ended June 30, 2007 decreased to $72,103 from $145,592 for the three month period ended June 30, 2006, a decrease of 50%. General and administrative expenses for the six month period ended June 30, 2007 decreased to $129,990 from $303,152 for the six month period ended June 30, 2006. The decrease in general and administrative expenses over the comparative six month periods is attributable to a decrease in personnel costs, and costs attendant to financing activities. International expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended June 30, 2007 decreased to $712 from $3,047 for the three month period ended June 30, 2006, a decrease of 77%. Research and development expenses for the six month period ended June 30, 2007 decreased to $4,962 from $12,443 for the six month period ended June 30, 2006. The decrease in research and development expenses over the comparative six month periods is due to insufficient financial resources. International expects that research and development expenses will increase over the next twelve months in the event that sufficient financial resources become available for these purposes.

Depreciation and amortization expenses for the six month periods ended June 30, 2007 and 2006 were $1,685 and $2,471, respectively.

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

Capital Expenditures

International made no significant capital expenditures on property or equipment for the six month periods ended June 30, 2007 or 2006.

Liquidity and Capital Resources

Cash flow used in operations was $67,767 for the six month period ended June 30, 2007, as compared to cash flow used in operations of $331,967 for the six months ended June 30, 2006. The decrease in cash flows used in operating activities for the six month period ended June 30, 2007 can be primarily attributed to the reduction of losses incurred from operations and an increase in accrued expenses and accounts payable. International expects to continue to use cash flow in operating activities until such time as revenues increase.

Cash flows used in investing activities was $0 for the six month periods ended June 30, 2007 and June 30, 2006. International expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $90,000 for the six month period ended June 30, 2007, as compared to $100,000 for the six months ended June 30, 2006. Cash flow provided by financing activities for the six month period ended June 30, 2007 can be attributed to a loan. Internationl expects to generate additional cash flow from financing activities in future periods.

International received a loan from ACC Investors as part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between ComCam, Inc., International and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of International common stock to our shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of our common shares on a fully diluted basis after the completion of the share distribution. The conversion of the promissory note into our common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that we file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the International registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of our common shares to ComCam, Inc.’s shareholders. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2007.

International has funded its cash needs from inception through June 30, 2007 through revenues and a series of debt and equity transactions, including several private placements. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

International had no formal long term lines or credit or other bank financing arrangements as of June 30, 2007.

Since earnings, if any, will be reinvested in operations, International does not expect to pay cash dividends in the foreseeable future.

International has no current plans for the purchase or sale of any plant or equipment.

International has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, International has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

International’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $4,995,389 as of December 31, 2006 which increased to $5,115,847 as of June 30, 2007. Our ability to continue as a going concern is subject to the ability of International to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address International’s ability to continue as a going concern, includes (i) realization of increased revenues from International’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of International’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow International to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties involved in the rate of growth of International’s business and acceptance of products and services;
•	the ability of International to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations; and
•	general economic conditions.

We wish to caution readers that International’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors ” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005, International discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. International believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on International's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on International's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FSAB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. International has filed income tax returns in the U.S. federal jurisdiction and in certain states. International is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. International adopted the provisions of FIN 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on International's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on International's future reported financial position or results of operations.

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

INTERNATIONAL HAS A HISTORY OF LOSSES

International had an accumulated deficit of $4,955,389 as of December 31, 2006, which increased to $5,115,847 as of June 30, 2007. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF INTERNATIONAL DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS

International currently had a working capital deficit of $3,316,928 at June 30, 2007 which deficit is primarily attributable the note payable to ACC Investors. Although we intend to expand operations through the calendar year ending December 31, 2007, the funding of such operations and beyond cannot be assured. Our revenues are insufficient to sustain operations and our working capital deficit remains significant. Should we be unable to generate sufficient cash flow from revenues to sustain our business and fail to obtain additional funds through additional debt or equity funding, we may be forced to curtail or cease operations.

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

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND INTERNATIONAL'S PRODUCTS COULD BECOME OBSOLETE AT ANY TIME

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

WE DEPEND ON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

International relies on Pennsylvania-based Strategic Manufacturing Technologies, Inc., to procure components and to manufacture our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that we will continue to depend upon one or few manufacturers as well as a limited number of source suppliers which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect our business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

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

INTERNATIONAL’S SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

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

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION

Our success depends significantly on protecting proprietary technology. Despite International's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or products. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

OUR STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting our market price will include:

•	International’s perceived prospects;
•	negative variances in our operating results, and achievement of key business targets;
•	limited trading volume in shares of our common stock in the public market;
•	sales or purchases of large blocks of our stock;
•	changes in, or International’s failure to meet, earnings estimates;
•	changes in securities analysts’ buy/sell recommendations;
•	differences between our reported results and those expected by investors and securities analysts;
•	announcements of new contracts involving International or our competitors;
•	announcements of legal claims against us;
•	market reaction to acquisitions, joint ventures or investments announced by us or our competitors;
•	developments in the financial markets;
•	general economic, political or stock market conditions.

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

WE MAY INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE

We incur significant legal, accounting and other expenses as a result of being registered with the Commission. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 3.	CONTROLS AND PROCEDURES

International’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for us.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 27 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2007.

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

10 (ii)(c)	* Warrant to Purchase Common Stock between International and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(d)	* Warrant to Purchase Common Stock between International and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(e)	* Registration Rights Agreement between International and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(f)	* Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005. (incorporated by reference to the Form 10-SB/A2 filed with the Commission on October 31, 2006).
10 (ii)(g)	* Employment Agreement between International, ComCam, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
31	28 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	29 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Commission.