Form 10QSB
period 2007-09-30
COMCAM INTERNATIONAL INC
filed 2007-11-14
CIK 1118761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of November 13, 2007 was 2,010,795.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Balance Sheet as of September 30, 2007	4

Unaudited Statement of Operations for the three and nine month periods ended

September 30, 2007 and 2006 and the period from inception to September 30, 2007	5

Unaudited Statement of Cash Flows for the nine months ended

September 30, 2007 and 2006 and the period from inception to September 30, 2007	6

Notes to the Unaudited Financial Statements	7

ITEM 2. Management’s Discussion and Analysis	11

ITEM 3. CONTROLS AND PROCEDURES	25

PART II

ITEM 1. LEGAL PROCEEDINGS	26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	26

ITEM 5. OTHER INFORMATION	26

ITEM 6. EXHIBITS	26

SIGNATURES	27

INDEX TO EXHIBITS	28

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$28,932	5,697
Accounts receivable, net	6,023	6,861
Inventories	72,973	78,048

Total current assets	107,928	90,606

Property and equipment, net	126,726	10,529
Other assets	2,106	4,106

Total assets	$236,760	105,241

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$347,327	318,538
Accrued expenses	277,143	147,187
Embedded derivative liability	93,477	-
Advances payable to ComCam, Inc.	-	1,448,036
Notes payable	1,744,163	1,335,000

Total current liabilities	2,462,110	3,248,761

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares authorized, 2,010,795 shares issued and
outstanding	201	201
Additional paid-in capital	3,008,078	1,811,668
Deficit accumulated during the development stage	(5,233,629)	(4,955,389)

Total stockholder’s deficit	(2,225,350)	(3,143,520)

Total liabilities and stockholders’ deficit	$236,760	105,241

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2007	2006	2007	2006	Amounts

Revenues, net	$8,412	16,975	44,138	41,440	653,368
Cost of revenues	-	3,159	5,131	8,277	256,880

Gross profit	8,412	13,816	39,007	33,163	396,488

Operating expenses:
General and administrative expenses	61,230	96,404	191,220	406,771	2,916,772
Research and development expenses	5,763	508	10,725	12,951	2,399,545
Gain on cancellation of debt	-	-	-	(400)	(99,405)

	66,993	96,912	201,945	419,322	5,216,912

Loss from operations	(58,581)	(83,096)	(162,938)	(386,159)	(4,820,424)

Other income (expense):
Interest income	161	94	258	1,910	13,562
Interest expense	(63,858)	(18,776)	(120,056)	(72,455)	(431,263)
Gain on embedded derivative liability	4,496	-	4,496	-	4,496

	(59,201)	(18,682)	(115,302)	(70,545)	(413,205)

Loss before provision for income taxes	(117,782)	(101,778)	(278,240)	(456,704)	(5,233,629)

Provision for income taxes	-	-	-	-	-

Net loss	$(117,782)	(101,778)	(278,240)	(456,704)	(5,233,629)

Net loss per common share - basic and diluted	$(0.06)	(0.05)	(0.14)	(0.23)

Weighted average common and common
equivalent shares	2,010,000	2,010,000	2,010,000	2,010,000

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2007	2006	Amounts
Cash Flows from operating activities:
Net loss	$(278,240)	(456,704)	(5,233,629)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,527	3,706	51,615
Accretion - debenture interest expense	28,270	-	28,270
Stock and warrant compensation expense	-	-	267,346
Gain on embedded derivative	(4,496)	-	(4,496)
Gain on cancellation of debt	-	(400)	(99,405)
Provision for losses on accounts receivable	2,000	7,800	9,000
Inventories reserve	-	25,000	-
(Increase) decrease in:
Accounts receivable	(1,162)	6,351	(15,023)
Inventories	5,075	(164,217)	(72,973)
Other assets	2,000	-	(2,106)
Increase (decrease) in:
Accounts payable	28,789	104,082	708,605
Accrued expenses	88,472	61,253	235,659

Net cash used in operating activities	(126,765)	(413,129)	(4,127,137)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Increase in notes payable	150,000	170,000	1,485,000
Proceeds from issuance of common stock	-	-	1,544,523
Change in advances from ComCam, Inc.	-	-	1,186,163

Net cash provided by financing activities	150,000	170,000	4,215,686

Net increase (decrease) in cash	23,235	(243,129)	28,932

Cash, beginning of period	5,697	255,937	-

Cash, end of period	$28,932	12,808	28,932

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of September 30, 2007, the Company has limited revenue generating activities in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 4 – Notes Payable

Notes payable consist of the following:

September 30,	December 31,
2007	2006
Convertible unsecured note payable to ACC
Investors, LLC, bearing interest at 8% and due on
demand. The note may be converted to common
shares of the Company, at the option of the holder,
based on certain terms related to outstanding shares
and per share prices. The note also includes warrants
to purchase common stock of the Company, based
on certain terms related to the total number of shares
outstanding at the time the warrants are exercised.	$1,100,000	1,100,000

Notes payable to Paul Higbee, bearing interest
at 8%, due on demand, secured by the intellectual
property of the Company.	360,000	210,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000,
bearing interest at 7%, due on February 14, 2008,
net of embedded derivative discount of $42,405
(see Note 5).	82,595	-

Convertible unsecured note payable to Robert
Emmet, bearing interest at 6%, and due on demand
The note may be converted into common shares of
the Company at $.35 per share and contains a
provision which allows the Company to call for the
conversion at anytime.	25,000	25,000

$1,744,163	1,335,000

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 5 – Convertible Debenture and Embedded Derivative to HNI, LLC

During the quarter ended September 30, 2007, a convertible debenture was transferred to the Company from ComCam, Inc., of which the Company is a wholly-owned subsidiary. Details related to the convertible debenture are discussed below as they were when initiated by ComCam, Inc.

On February 14, 2007, the Company issued a Convertible Debenture (the Debenture) to HNI, LLC. The Debenture accrues interest at 7%, is due on February 14, 2008, and is convertible into a variable number of shares. The per share conversion rate is defined as 30% off the most recent closing bid price on the date that the Company receives notice of conversion. At September 30, 2007 the Debenture is convertible into approximately 19,841,270 common shares.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

Embedded Derivative

The fair value of the embedded derivative on February 14, 2007 was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•	The fair value of the Company’s common stock was calculated to be $.017 per share on February 14, 2007.
•	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.
•	The exercise price was $.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding February 14, 2007.
•	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivate.
•	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

Since the transfer of the convertible debenture, the Company has recorded accretion expense related to the embedded derivative discount of $28,270.

At September 30, 2007, the embedded derivative liability consists of the following:

Fair value at inception	$113,080
Less gain	(19,603)

$93,477

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

Note 6 – Supplemental Cash Flow Information

During the nine months ended September 30, 2007, certain assets and liabilities were transferred to the Company from ComCam, Inc. as follows:

Patent	$100,000
Accumulated amortization on patent	(4,776)
Trademark	15,000
Office equipment	10,000
Accumulated depreciation on office equipment	(1,500)
Note payable	(176,568)
Convertible debenture	(125,000)
Embedded derivative discount	70,675
Embedded derivative liability	(97,973)
Accrued interest	(41,484)
Advances payable to ComCam, Inc.	1,448,036

1,196,410
Capital contribution from ComCam, Inc.	(1,196,410)

$-

Note 7 – Recent Accounting Pronouncements

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the nine month periods ended September 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at September 30, 2007.

Note 8 – Reverse Common Stock Split

Effective November 7, 2007, the Company approved a 1-for-2.87 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

General

The Company is a wholly owned subsidiary of ComCam, Inc., engaged in the ongoing development and sale of Internet Protocol wired and wireless video products and solutions. Our mission is to become a leader in the digital video network services and solutions industry.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network, the Internet, or a wireless connection. The Company’s IP video products are designed to work efficiently over any network by breaking up data into small transmittable units or “packets” which are then reassembled on the receiving end.

Our principal network device, the ComCam MicroServer, supports the transmission of both analog and digital data; an analog signal is converted to digital before network transmission. In addition, our IP procedure supports the network distribution of video as well as other data types of data, including biometric and sensor data.

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and by providing specialized services. In addition, our financial condition is tied to our ability to realize additional debt or equity financing in combination with stability in administrative expenses. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since The Company does not expect to generate sufficient cash flow in the short term, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. We can provide no assurance that our efforts will be successful.

The Company’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. We have a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses on a consolidated basis to the point where we can realize net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

Strategy

The Company remains focused on numerous domestic and international sales opportunities with businesses and organizations that have purchased our products in the past, including the following:

•

United States agencies: our products are currently being deployed with Immigration and Customs Enforcement (ICE) at the General Service Administration facility located in lower Manhattan, New York City.

•	United States agencies: products sold to U.S. agencies have been used for testing purposes, including:
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
(e)

Department of Interior who purchased several camera systems in 2001 to secure certain historic buildings in Independence Park, Philadelphia; and State agencies: the Washington Fish and Wildlife Service purchased 1 camera system in October 2005.

•	United States corporations: units sold to private US companies for both research purposes and for implementation, including:
(a)	DRS/Night Vision Systems for various purposes and purchased 5 microserver systems between 2006 and the present, and provide engineering services;
(b)	Henry Brothers for installation at JFK Airport and purchased 3 microserver systems;
(c)	IBM for loss-prevention purpose at its corporate facility in Raleigh, NC, purchased 3 microserver systems.
•

Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 11 professional lens camera systems since 2003 for testing in a port security project.

The Company has significantly increased our intellectual property (IP) portfolio with the addition of US Patent 6,975,220 to our portfolio. The technology embodied in the patent is expected to enhance the command-and-control appliances and remote management services offered by our products. Further, we intend to license the ‘220’ patent directly to OEM partners, online service providers, software developers, consumer electronics companies and other industry partners developing online services with intelligent remote devices. The patent was acquired from HNI, LLC (a Connecticut LLC.), a partnership that includes The Hartford, Next Generation Ventures, LLC, and Connecticut Innovations.

Additionally, the Company intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

•	DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated our microservers and software to support trials for the military projects.
•	Digi-Data Corporation has signed a letter of intent to pursue mutually advantageous business opportunities.
•	DataWorks Plus is developing a wireless inmate tracking system in partnership with the Company to meet the needs of the Immigration and Customs Enforcement (ICE).
•	EG&G has included the Company in design bids for wireless configurations on military contracts.
•	OLogic has included the Company in design of robotic based command-and-control system.

•	Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.
•	Symbol/Motorola has made the Company a strategic sales partner for command-and-control and video display on mobile enterprise devices.

Marketing overtures through DRS/Night Vision, Siemans Maintenance Services, LLC, and Symbol/Motorola have not resulted in sales to date. All of the above are examples of potential future customers that may contribute to an increase in the Company’s revenues. Additionally, we plan to implement an aggressive marketing and sales campaign to reach a broader market for our products.

While maintaining direct sales relations with many of its historic customers (e.g., DRS), the Company has also focused our sales efforts on serving as an Original Equipment Manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise.

As an Original Equipment Manufacturer (OEM), the Company has established a strategic reseller alliance with Symbol/Motorola for the development of integrated solutions to take advantage of its MotoMESH network architecture.

The Company is offering a series of specialized “solution” bundles to be sold into the marketplace by select distributors, including:

•	AAID Security Solutions, Peachtree City, GA -- for the distribution of the RFID Biometric Access System.
•	Remote Eyes, Laurel, MD – distribution of the CCTV Upgrade Kit (Limited System).
•	ScanSource, Greenville, SC – distributor of the CCTV Wireless Upgrade Kit (Full System).
•	Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels.

The Company’s marketing plan provides that we will:

•	promote our products and services through our website;
•

promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

•

attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system; and

•	support our strategic partners by participating in planning sessions and other events.

Further, we intend to:

•

retain a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts); and

•

revise our corporate identity (e.g., logo), website and print materials: in line with overall corporate repositioning, we will revise and refresh our core branding elements to maximize their positioning message as a technology leader not only in video surveillance but also toward wireless networking; through these efforts, we will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Results of Operations

During the nine month period ended September 30, 2007, we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended September 30, 2007 decreased to $8,412 from $16,975 for the three month period ended September 30, 2006, a decrease of 50%. Revenue for the nine month period ended September 30, 2007 increased to $44,138 from $41,440 for the nine month period ended September 30, 2006, an increase of 7%. The increase in revenue over the comparative nine month periods can be attributed to marketing efforts. The Company expects revenue to continue to increase over the next twelve months.

Losses

Net losses for the three month period ended September 30, 2007 increased to $117,782 from $101,778 for the three month period ended September 30, 2006, an increase of 16%. Net losses for the nine month period ended September 30, 2007 increased to $278,240 from $456,704 for the nine month period ended September 30, 2006, an increase of 39%. The increase in losses over the comparative three and nine month periods is primarily due to interest expense. The Company expects to continue to incur losses over the next twelve months.

Expenses

Cost of revenue for the three month period ended September 30, 2007 decreased to $0 from $3,159 for the three month period ended September 30, 2006. Cost of revenue for the nine month period ended September 30, 2007 decreased to $5,131 from $8,277 for the nine month period ended September 30, 2006, a decrease of 38%. The decrease in the cost of revenue over the comparative three and nine month periods can be attributed to a decrease in costs associated with revenue over the periods. The Company expects the cost of revenue to grow as sales increase over the next twelve months.

General and administrative expenses for the three month period ended September 30, 2007 decreased to $61,230 from $96,404 for the three month period ended September 30, 2006, a decrease of 36%. General and administrative expenses for the nine month period ended September 30, 2007 decreased to $191,220 from $406,771 for the nine month period ended September 30, 2006, a decrease of 53%. The decrease in general and administrative expenses over the comparative nine month periods is attributable to a decrease in personnel costs, and costs attendant to financing activities. The Company expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended September 30, 2007 increased to $5,763 from $508 for the three month period ended September 30, 2006, an increase of 1,034%. Research and development expenses for the nine month period ended September 30, 2007 decreased to $10,725 from $12,951 for the nine month period ended September 30, 2006, a decrease of 17%. The decrease in research and development expenses over the comparative nine month periods is due to limited financial resources. The Company expects that research and development expenses will increase over the next twelve months subject to the availability of financial resources dedicated for these purposes.

Depreciation and amortization expenses for the nine month periods ended September 30, 2007 and 2006 were $2,527 and $3,706, respectively.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the nine month periods ended September 30, 2007 or 2006.

Liquidity and Capital Resources

Cash flow used in operations was $126,765 for the nine month period ended September 30, 2007, as compared to cash flow used in operations of $413,129 for the nine months ended September 30, 2006. The decrease in cash flows used in operating activities for the nine month period ended September 30, 2007 can be primarily attributed to the reduction of losses incurred from operations and an increase in accrued expenses and accounts payable. The Company expects to continue to use cash flow in operating activities until such time as revenues increase.

Cash flows used in investing activities was $0 for the nine month periods ended September 30, 2007 and September 30, 2006. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $150,000 for the nine month period ended September 30, 2007, as compared to $170,000 for the nine months ended September 30, 2006. Cash flow provided by financing activities for the nine month period ended September 30, 2007 can be attributed to a loan. The Company expects to generate additional cash flow from financing activities in future periods.

The Company received a loan from ACC Investors as part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between ComCam, Inc., the Company and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of the Company’s common stock to our shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term in addition with warrants into approximately 45% of our common shares on a fully diluted basis after the completion of the share distribution. The conversion of the promissory note into our common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that we file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the Company’s registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of our common shares to ComCam, Inc.’s shareholders. The parties to the Agreement anticipate the completion of the share distribution by December 31, 2007.

The Company has funded our cash needs from inception through September 30, 2007 through revenues and a series of debt and equity transactions, including several private placements. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $4,995,389 as of December 31, 2006 which increased to $5,233,629 as of September 30, 2007. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties involved in the rate of growth of the Company’s business and acceptance of products and services;
•	the ability of the Company to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations; and
•	general economic conditions.

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

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, the Company applies the following critical accounting policies in the preparation of its financial statements.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes (“BS”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2006 and 2005, stating that there are certain factors which raise substantial doubt about our ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES

The Company had an accumulated deficit of $4,955,389 as of December 31, 2006, which increased to $5,233,629 as of September 30, 2007. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS

The Company currently had a working capital deficit of $2,354,182 at September 30, 2007 which deficit is primarily attributable the note payable to ACC Investors. Although we intend to expand operations through the calendar year ending December 31, 2007, the funding of such operations and beyond cannot be assured. Our revenues are insufficient to sustain operations and our working capital deficit remains significant. Should we be unable to generate sufficient cash flow from revenues to sustain our business and fail to obtain additional funds through additional debt or equity funding, we may be forced to curtail or cease operations.

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

THE MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS IS CRITICAL TO ITS GROWTH

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

THE COMPANY’S SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

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

THE COMPANY’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

The Company, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company’s fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Although we successfully operate within current governmental regulations, it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

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

THE COMPANY HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, we procured a loan from ACC Investors. The loan was secured by a convertible promissory note (“Note”) for a total of $1,100,000 at an interest rate of 8% per annum. The terms of the Note allow ACC Investors to convert the principal amount into 33% of the common shares of the Company, taking into account the conversion and 55% of the interest of the Note into the Company’s common shares after the completion of the share distribution of our common stock. Additionally, the agreement with ACC Investors includes warrants to purchase shares of common stock up to 22% of the shares outstanding immediately prior to the conversion of the Note. If the Note is converted into shares, the conversion will dilute existing shareholders. If the loan is paid in cash, the repayment will deplete funds intended for our marketing plan and research and development goals.

If ACC Investors exercises all of its warrants and converts the principle of the Note into shares of our stock, ACC Investors will own 1,650,653 or 45.08% of the issued and outstanding shares, 442,375 of which are equal to 22% of the current 2,010,795 outstanding shares, and 1,208,278 of which are 33% of the post Note conversion shares. Additionally, ACC Investors may convert up to 55% of the accrued interest into shares of our stock. This ownership would give ACC Investors significant influence over the Company’s policies and affairs and may put ACC Investors in a position to determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

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

OUR STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting our market price will include:

•	the Company’s perceived prospects;
•	negative variances in our operating results, and achievement of key business targets;
•	limited trading volume in shares of our common stock in the public market;
•	sales or purchases of large blocks of our stock;
•	changes in, or the Company’s failure to meet, earnings estimates;
•	changes in securities analysts’ buy/sell recommendations;
•	differences between our reported results and those expected by investors and securities analysts;
•	announcements of new contracts involving the Company or our competitors;

•	announcements of legal claims against us;
•	market reaction to acquisitions, joint ventures or investments announced by us or our competitors;
•	developments in the financial markets;
•	general economic, political or stock market conditions.

In addition, our future stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of the the Company’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

The Company’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for us.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2007 the Company’s sole shareholder, ComCam, Inc. in a written unanimous consent of the shareholders action caused the Company’s board of directors to effect a one for two point eight seven (1:2.87) reverse split consolidation of our common shares without changing the number or par value of our authorized common shares.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 28 this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2007.

ComCam International, Inc.

/s/ Don Gilbreath
Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3 (i)	* Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3 (ii)	* Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (i)	* Stock Exchange Agreement between ComCam and the Company dated May 8, 2002 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 6, 2006).
10 (ii)(a)	* Securities Purchase Agreement between the Company, ComCam, Inc. and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(b)

*  Convertible Secured Promissory Note between the Company, ComCam, Inc. and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).

10 (ii)(c)	* Warrant to Purchase Common Stock between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(d)	* Warrant to Purchase Common Stock between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(e)	* Registration Rights Agreement between the Company and ACC Investors, LLC. dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(f)	* Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005. (incorporated by reference to the Form 10-SB/A2 filed with the Commission on October 31, 2006).
10 (ii)(g)	* Employment Agreement between the Company, ComCam, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (iii)	Attached Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007.
31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to prior filings with the Commission.