Form 10-K
period 2007-12-31
COMCAM INTERNATIONAL INC
filed 2008-04-14
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-51763

COMCAM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2976562 (I.R.S. Employer Identification No.)

1140 McDermott Drive, West Chester, Pennsylvania 19380

(Address of principal executive offices) (Zip Code)

(610) 436-8089

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (1,362,799 shares) was approximately $1,227,000 based on the price of the most recent sale of stock (December 31, 2007, $0.90).

At April 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 3,408,354.

TABLE OF CONTENTS

PART I

Item1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security-Holders	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities 19
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A.	Controls and Procedures (Item 9A (T))	29
Item 9B.	Other Information	30

PART III

Item 10. Directors, Executive Officers, and Corporate Governance	30
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	34
Item 14.	Principal Accountant Fees and Services	34
Item 15.	Exhibits and Financial Statement Schedules	35
Signatures	36

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., and its predecessor, unless context indicates otherwise.

Corporate History

The Company was incorporated as “Embedded Technology Group Inc.” on September 18, 1998, in the State of Delaware. Our name was changed to “ComCam International, Inc.” on February 19, 1999. On June 3, 2002, the Company was acquired by ComCam, Inc. We operated as a wholly owned subsidiary of ComCam, Inc. until December 28, 2007, when 100% of our shares were distributed as a dividend to ComCam, Inc.’s shareholders on a pro rata basis of one share of our common stock for every twenty shares of ComCam, Inc.’s common stock held as of the record date, December 7, 2007. The board of directors of ComCam, Inc. decided to “spin-off” the Company in order to separately focus the attention of the financial community on our business, with the intention of improving our access to financing.

The Company’s principal place of business is located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania, 19380, and our telephone number is (610) 436-8089.

The Company’s registered agent is Delaware Registry Ltd., 3511 Silverside Road, Suite 105, Wilmington, Delaware, 19810.

The Company

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

The Company’s video networking system is comprised of proprietary hardware (namely our “COMCAM Series 10” cameras and micro-servers) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications. Our competitive features include:

•	high performance with low-power consumption;
•	proprietary, low bandwidth compression;
•	frame-by-frame encryption, motion-detection, access-control and other software capabilities; and
•	multiple input/output ports.

All of our products use flexible viewer/recorder software that runs on PCs, handheld personal digital assistants (“PDAs”), and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

The target for our next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. Applications include telemedicine, transportation monitoring, process control and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

During 2007, we sold a limited quantity of units which were primarily used for testing purposes. Our customers have included certain United States Governmental agencies as well as private firms. Our marketing goal is to procure government contracts, expand our commercial business and, in the future, penetrate the retail market.

The Security Surveillance Industry

Since the beginning of the new century there have been repeated calls for improvement in everyday security measures. The immediate result of this concern has been a significant increase in the demand for effective security systems. Both face-recognition software and video-monitoring surveillance systems are receiving considerable attention in terms of what technology can do to manage security environments more effectively.

The security surveillance and monitoring industry is large and fragmented with no dominant leader. Providers are comprised of thousands of manufacturing, distribution, and installation/service companies engaged in the task of safeguarding public and/or private facilities, personnel, and assets. The threat of terrorism, higher crime rates, and computer vulnerability have all had an effect on creating a growing demand for security related products. Among the services and products available are access control and identification programs, alarm systems, biometrics, surveillance equipment, computer security, home automation, integrated systems, intrusion alarms with monitoring, and GPS mobile securities.

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

New Technology

The rapid growth of video monitoring surveillance has fostered a technology revolution from analog to digital format and the use of IP networks to enable the distribution of video over the Internet. In addition, the rapid adoption of wireless capabilities on laptop computers, cell phones, PDA’s, and other devices has expanded the mobile computing environment. A new technology, the IP-surveillance solution, creates digitized video streams that, when transferred via a computer network either over a wire line or wirelessly, enable remote monitoring from almost anywhere in the world.

IP-surveillance enables users to develop an open digital surveillance system by providing solutions for converting analog images into an easily distributable digital format. The high-resolution digital images can be viewed, stored, or transferred anywhere on a computer network. IP-surveillance has enormous performance advantages over analog video monitoring systems as well as substantial cost savings, which include:

•	Faster installation and step by step implementation;
•	Lower maintenance costs;
•	Decreasing digital technology prices;
•	Capacity for integration; and
•	Remote accessibility that decreases costs.

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

Sophisticated software, embedded in the ComCam 10 camera and micro-server, compresses and manages the broadband video signal in real-time before transmitting it either via a wire line or wirelessly. Video entering the device’s IDNC network processor is converted to digital data, compressed, and formatted for local storage or direct transmission to a network server. The ComCam 10 enables easy data trans-coding to any data format which facilitates fast transmission to a variety of devices, such as cell phones, PDA’s, etc.

The Company’s technology operates with minimal power consumption, enabling the use of solar panels as a power source for full functionality in remote locations such as weather stations and border crossings.

Other Hardware Products

In addition to the ComCam 10 series, the Company offers the following hardware items:

•	Asset Tracking System developed by ComCam and used by DHS ICE in New York, including Integrated IP, sensor array, and network barcode devices;
•	Video MicroServers adapt legacy closed circuit television (CCTV) and Mil-Spec imaging products and sensors to enable IP command and control capability;
•

High-end IP cameras (including the CF-130, a 1.3 mega pixel camera that delivers crisp, uncompressed, digital video over long distances previously unattainable by conventional camera systems, with both night and day capability); and

•	Original equipment manufacture (OEM) board sets.

Software Products: the C3 and Pocket C3

The Company offers five recently upgraded software products that work in concert with our custom hardware platform, the most important of which are the “Camera Control Centers,” the C3 and the Pocket C3. The C3 brings control room video and storage to laptops—in a choice of seven languages. Pocket C3 extends our proven network security applications and surveillance software to the PDA and smart-phone market sectors.

Video data can be transmitted over standard networks using any type of transmission media, such as Ethernet, wireless LAN, or conventional dial-up phone lines. Data is then received by a computer running the Company’s viewer program, the C3 or Pocket C3, which decodes and decompresses the images for viewing or archiving. The C3 and Pocket C3 can also be used to send proprietary user commands back to the ComCam 10 through the same path used to transmit the video data. Commands are decoded by the ComCam 10 and can be used to control remote devices such as pan/tilt/zoom camera domes and door locks. The Company’s unique management software modules can serve as stand-alone applications or browsers that can facilitate customization (i.e., translations) by local resellers, as well as interfacing with third-party devices from the consumer Compaq I-PAQ to the industrialized Symbol MC-50, both of which are PDAs that can be used as monitors and controls for our devices.

Other Software Products

In addition to the C3 and Pocket C3, the Company offers the following software items:

•	CamNos, a camera operating system, embedded;
•	VideoLocker©, a video recording system;
•	ICE (Immigration and Customs Enforcement) Tracker©;

•	Intelligent Video Analysis, a facial, license plate, etc., recognition system;
•	Browser (thin client);
•	Development kits;
•	Remote servers; and
•	Custom applications.

Our software is compliant with Environmental Systems Research Institute (ESRI) GIS (geographic information system) modeling and mapping software and technology.

New Products

The Company’s next development target is the production of a powerful video client server on a computer chip.

Manufacturing

We began manufacturing with Pennsylvania-based Strategic Manufacturing Technologies, Inc. (“Strategic”), located at 505 Trestle Place, Downingtown, Pennsylvania, 19353, in October of 2005. We have no manufacturing agreement in place. Based on our purchase orders, Strategic obtains the necessary computer and camera components from source suppliers such as Motorola, Inc., and Analog Devices, Inc. Strategic then uses these components to manufacture and assemble our camera systems. Following Strategic’s manufacturing process, we perform any needed final assembly in-house. Our customers then install their purchased units and we provide ongoing technical support.

The Company has begun a limited but scheduled delivery of its products from Strategic. Historically, we have had a time lag between purchases and delivery of our product. However, since our first purchase from Strategic, we are now able to stock our products for immediate distribution.

Customers

During the last few years, most of our sales have been for testing purposes, as well as provided consulting services and expert witness testimony. Our unrelated customers have included:

•

The U.S. Department of Homeland Security’s ICE (Immigration and Customs Enforcement): in the fourth quarter of 2007 they used our technical skills, including the development of a Detainee Tracking System, to upgrade key infrastructure technology for ICE’s General Service Administration (GSA) facility located in lower Manhattan of New York City (we are a contender for a multi-facility deployment after an extended test period);

•	Technology Service Corporation: they have purchased three video security systems, and we have provided software expertise as part of a team for product integration;
•	University of South Florida, St. Petersburg, working with the Coast Guard and the Department of Commerce: they have purchased ten video security systems for work on port system security vehicles;
•	Fish & Richards, PC, San Diego, CA: we consulted for them in the capacity of an expert witness in a high-profile infringement case; and
•	Strela-Development AG, Switzerland: we have provided software development.

Our related customers have included Pinnacle Electronic Systems, Inc., West Chester, PA: they have purchased two video security systems, and we have provided software consulting services for two projects, the Federal Detention Center (Brooklyn, NY) and the Liberty Center (Philadelphia, PA).

Additionally, we have delivered video systems to the National Oceanic & Atmospheric Administration (Department of Commerce) and the State of Washington Fish and Wildlife Service.

Marketing and Sales Opportunities

The Company’s marketing and sales team operates from West Chester, Pennsylvania, and targets three market segments.

1.

We sell directly to end-users, including government and commercial markets, and plan to sell directly to residential users of video security applications. Notably, the residential market is underserved and has the highest long-term growth rate potential in this sector of the industry.

2.

We intend to sell our products and/or licenses for our core proprietary technology to original equipment manufacturers (“OEMs”) as well as other key technology providers such as software developers and network systems operators who may in turn integrate our technology with their own branded products. Since 2002 we have been a supplier of original technology (e.g., COMCAM 10, C3) to the University of South Florida’s Center for Ocean Technology for the development of remotely operated underwater vehicles. The University of South Florida plans to offer these vehicles for sale to United States and European underwater agencies at which time we expect to enter into an agreement to serve as an OEM supplier.

3.

We supply qualified distributors and value added resellers (“VARs”) with a customer list; they then incorporate the Company’s products as part of their sales efforts. Our qualified distributors and VARs are established companies with at least five years’ experience working in the surveillance industry, have IT experience, can perform local translating when necessary, and provide marketing, installation, service, and support.

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

Business Partners

The Company builds partnerships with a variety of manufacturers, systems integrators, and other companies. One of these partnerships is with Symbol Technologies, Inc., now owned by Motorola (“Symbol”), a leader in mobile computing, RFID, and scanning technology. The Company is a member of Symbol’s PartnerSelect program as an authorized reseller. Further, our Pocket C3 software has been tested on all Symbol’s mobile computers and received their Symbol PLUS validation for use on all Symbol devices. In their validation report, our software was deemed “very straightforward and simple to set up... [and] worked right out of the gate on all devices under test.” As such, we are beginning to focus on bundling our hardware and software with Symbol’s mobile computers for a simple, comprehensive, mobile security system.

On April 15, 2005, we entered into a Teaming Agreement with Technology Service Corporation, (“TSC”) an employee-owned, high technology company engaged in providing engineering services and specialized products to U.S. governmental agencies and private industry. TSC’s specialized products include sensor and subsystem prototype development and demonstration, electronic circuit board manufacture, test devices, computer applications for “radar siting,” geographic information services, and sensor/system modeling and simulation. We have combined TSC’s current technology with our own to provide a powerful web based satellite imagery application that allows the user to zoom down to a detailed ground level view where various devices produced by us deliver live video and sensor data. TSC is committed to including the Company as part of its corporate presentation and, where appropriate, in its bids on federal government and other projects. The Company’s agreement with TSC provides that each entity may incorporate the other’s products and/or services into a proposal or bid on a case-by-case basis as is appropriate. Most recently, our technology was incorporated in a TSC bid for a Texas border security initiative. The Texas border security bid was formally submitted by DRS Technologies, Inc./Night Vision Equipment Company (a defense contractor). Also, our technology was incorporated into a TSC bid for the US Navy, under the Naval Facilities Engineering Command (NAVFAC) Anti-terrorism Force Protection (ATFP) Ashore Program (“Ashore”). The Ashore bid was formally submitted by EG&G (a defense contractor and subsidiary of URS Corporation).

The innovative Wireless Camera Surveillance System (“WCSS”), from Beacon Products, Inc. (“Beacon”), features our video network technology, which received recognition as the first fully integrated IP wireless surveillance system designed as an outdoor lighting fixture. Buildings Magazine, a national publication for owners and operators of commercial buildings, selected Beacon’s WCSS system as one of the "Top 100 Products of the Year 2003." Electrical Construction & Maintenance Magazine named Beacon’s WCSS system "Product of the Year 2004" in its Safety and Security category. Our partnership with Beacon represents an anticipated sales channel. Beacon’s North American sales force is comprised of 700 representatives in numerous cities and municipalities. We have no agreement with Beacon but intend to renew a partnership and resume our engagement in joint marketing and sales efforts. However, as our previous partnership led to no revenue, we can make no assumptions about how beneficial a new Beacon partnership will be to our business.

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

Further, our recently developed Intelligent Video Analysis is the first result of a collaborative effort between us and Alparysoft Inc. of Tomsk, Russia.

Competition

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than the Company has. However, we offer a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users, including the offering of a fully functional, compact wireless system for mobile and personal usage. Our products are distinguished by next-generation innovations that are both sophisticated and cost effective. Further, we believe that the Company has few direct competitors based on what we consider to be seven important product and industry characteristics:

•	Flexibility: Programmable behavior; new algorithms and accessories at the video/control source;
•	Video Features: Distinct video compression advantage vs. mainstream 300%-500% smaller than JPEG, more dynamic than MPEG;
•	Physical Features: Adaptive power consumption - localized solar power capability;
•	Network Features: Works on wireless networks and low bandwidth networks;
•	Storage Features: Local storage and network balance;
•	Software: Strong user and developer suite of software; and
•	Barriers to Competition: Multidisciplinary R&D path, cross-disciplinary deployment.

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

In general, competitors include many companies from key sectors of the video networking and security market, including: hardware (e.g., camera and digital video recorder), software (e.g., analysis, access control), networking (e.g., WiFi, cell) and specialized solutions (e.g., data integration, data management). However, our principal competitors are camera manufacturers and/or suppliers that offer increasingly more sophisticated products, including Internet Protocol capabilities. The competition falls into the following broad categories:

•	Leading security camera companies: Axis Communications, Pelco, Pixord, Mobotix AG and others that supply a diverse product line of cameras, digital video recorders and other products;
•	Integrated conglomerates with products that include security cameras: Siemens/Bosch, Philips, Sony, GE, JVC, Sanyo and others that provide a full line of cameras and related accessories; and
•	“Boutique” camera and other security-industry equipment companies: LiveWare, ObjectVideo, DvTel, ioImage, IPIX and many others that offer specialized products.

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

The market’s transformation is potentially enormous. The Lehman Brothers 2007 Security Industry Report estimated the CCTV replacement market to second-generation systems would be in the billions. The Lehman report also believes that current analog CCTV video security systems are being replaced or enhanced by software based IP platforms.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

All ComCam software is copyrighted, developed in-house, and licensed to customers in connection with sales of our hardware. In addition, some software is additionally protected under two company owned patents:

No. US 6,975,220 B1, “Internet Based Security, Fire and Emergency Identification and Communication System,”

No. US 7,302,481 B1, “Methods and Apparatus Providing Remote Monitoring of Security and Video Systems,”

Additionally, our company name “COMCAM” is trademarked.

We are under no licenses, franchises, concessions, or royalty agreements associated with our products.

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

The FCC’s definition of aClass A Digital Device is one which is marketed for use in a commercial, industrial or business environment. Our COMCAM series 10 camera and other hardware areClass A Digital Devices. However, since we sell our hardware products to system integrators, dealers and other third-party resellers who integrate our products into their own FCC approved video solutions, we are not required to obtain FCC approvals. Rather, each reseller secures its own FCC and/or other approvals.

The FCC’s definition of aClass B Digital Device is one which is marketed for use in a residential environment. Our cameras and micro-servers are not currently sold directly into the consumer market nor to our knowledge are they being deployed by third-party distributors and/or resellers in a residential environment within the United States.

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

International Regulation

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

RoHS,short for Restriction of Hazardous Substances, also known as Lead-Free, is a European Union directive from 2002 which restricts the use of six hazardous materials found in electronic products. All electronic products sold in the EU market must pass RoHS compliance. Further, the need to comply with RoHS type directives is evolving globally. Japanese manufacturers have been reducing lead levels since the beginning of the millennium and, in the United States, California has already passed legislation to fall in line with the EU RoHS timescales.

To satisfy lead related requirements as they expand in our customers’ states and countries, we may need to substitute different components into our hardware. These replacement components will need to contain less of the hazardous materials which are finding their way into the world’s landfills.

Research and Development

We are involved on an ongoing basis in research and development activities related to improving the capacity and performance of our products. During the years ended December 31, 2007 and 2006, the Company spent $6,052 and $31,210, respectively, on research and development activities. We expect to increase research and development expenditures as our business develops.

Employees

The Company has one full time employee, three (3) full time consultants, three (3) part time consultants and four (4) individuals who work as independent consultants. We also use legal, accounting, and auditing firms, as required, that assist us in the operation of our business. The Company’s employee and consultants are as follows:

Full-time Employee:

Don Gilbreath, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Full-time Consultants:

David Rosen, Vice President Corporate Development

Carolyn Scheppner, Senior Software Engineer

Andy Finkel, Senior Software Engineer

Part-time Consultants:

Louise Carroll, Office Manager

Mike Rivers, Documentation

Al Duncan, Operations

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by the Company with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,323,531 as of December 31, 2007. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2007, the Company had a working capital deficit of $968,186. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2009. Until the point at which cash flow from operations matches expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THE COMPANY'S PRODUCTS COULD BECOME OBSOLETE AT ANY TIME

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

THE MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS IS CRITICAL TO THE COMPANY’S GROWTH

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

THE COMPANY IS LARGELY DEPENDENT UPON FEW CUSTOMERS

For the year ended December 31, 2007, one customer, the U.S. Department of Homeland Security’s Immigration and Customs Enforcement, accounted for over 95% of our net sales. We do have a contract with this customer. The loss of this customer could have an adverse effect on our business.

We have in the past, and may in the future, lose our customers or a substantial portion of our business with one or more major customers. If we do not sell products to our existing customers in the quantities anticipated, or if our customers reduce or terminate their relationships with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with our largest customer or any other customers could materially reduce our revenue.

THE COMPANY DEPENDS UPON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

Pennsylvania-based Strategic Manufacturing Technologies, Inc. currently procures our components and manufactures our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers as well as a limited number of source suppliers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

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

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY

Don Gilbreath serves as our chief executive officer and as the chief executive officer of ComCam, Inc. Mr. Gilbreath’s dual responsibilities cause him to divide his time between two corporations with disparate interests. Currently, Mr. Gilbreath devotes significant time to the marketing of our products and services. However, ComCam, Inc. may increase its effort to seek out unrelated business opportunities in the technology sector, which pursuit will reduce the amount of time Mr. Gilbreath currently spends on the development of our business.

THE COMPANY’S SUCCESS DEPENDS ON THE COMPANY’S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

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

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT THE COMPANY'S FINANCIAL CONDITION

The Company's success depends significantly on protecting proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or products. Monitoring unauthorized use of the Company's technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against us with respect to existing or future products or technology. If there is a successful claim of infringement and the Company fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, the Company's business and results of operations could be seriously harmed.

THE COMPANY’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company's fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Although the Company successfully operates within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

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

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures at the end of 2009. Until the point at which cash flow from operations matches expenditures we will have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

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

Further, if we obtain a quotation on the OTCBB, this may not increase our ability to raise money in an equity financing since many institutional investors do not consider OTCBB stocks for their portfolios. Additionally, an investors’ ability to trade our stock might be restricted as only a limited number of market makers quote OTCBB stock. Trading volumes in OTCBB stocks are historically lower, and stock prices for OTCBB stocks tend to be more volatile, than stocks traded on an exchange or the NASDAQ Stock Market. We may never qualify for trading on an exchange or the NASDAQ Stock Market.

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting the Company’s market price will include:

•	the Company’s perceived prospects;
•	negative variances in our operating results, and achievement of key business targets;
•	limited trading volume in shares of the Company’s common stock in the public market;
•	sales or purchases of large blocks of our stock;
•	changes in, or the Company’s failure to meet, earnings estimates;
•	changes in securities analysts’ buy/sell recommendations;
•	differences between our reported results and those expected by investors and securities analysts;
•	announcements of new contracts by the Company or our competitors;
•	announcements of legal claims against us;
•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	developments in the financial markets;
•	general economic, political or stock market conditions.

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

THE COMPANY’S STOCK IS A PENNY STOCK AND, THEREFORE, THE COMPANY’S SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

The Company’s stock differs from many stocks in that it is a "penny stock." The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

The Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Exchange Act. Since our securities constitute a "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company leases 4,500square feet of office space on a month to month basis in West Chester, Pennsylvania. Our lease costs were approximately $50,000 for each of the years ended December 31, 2007 and 2006. We believe that the space leased is generally suitable and adequate to accommodate current operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No public market for the Company's common stock currently exists.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2008, there were 68 shareholders of record holding a total of 3,408,354 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 14, 2008, there were no shareholders of record of the 2,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of April 14, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 14, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debenture

During the year ended December 31, 2007, a convertible debenture, as amended, was assumed by the Company from ComCam, Inc. The debenture accrues interest at 7% per annum, is due on February 14, 2009, and is convertible into a variable number of shares on a pari pasu basis with ACC Investors LLC. At December 31, 2007 the Debenture was convertible, at the option of the holder, into approximately 147,551 shares of either the Company’s or ComCam, Inc.’s common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer, 1981 East, Murray-Holladay Road, Holladay, Utah, 84117-5164, and their telephone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Effective December 31, 2007, ACC Investors, LLC converted a convertible secured promissory note issued by the Company in the aggregate amount of $1,476,351, including principal and outstanding interest, into shares of common stock at a conversion rate of $0.900356 per share for 1,408,394 restricted shares. The Company issued the shares relying on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company complied with the exemptions’ requirements based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for the conversion of a convertible secured promissory note; (3) the offeree committed to resell stock according to the provisions of the Securities Act; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

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

Results of Operations

During the year ended December 31, 2007, we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the year ended December 31, 2007 increased to $1,209,762 from $44,402 for the year ended December 31, 2006, an increase of 2,625%. The increase in revenue over the comparative periods can be attributed to successful marketing efforts and a large sale to the Department of Defense’s Immigration and Customs Enforcement during the fourth quarter of 2007. The Company expects revenue to continue to increase over the next twelve months.

Cost of revenue for the year ended December 31, 2007 increased to $1,019,564 from $149,868 for the year ended December 31, 2006, an increase of 580%. The increase in the cost of revenue over the comparative periods can be primarily attributed to the hardware intensive Immigration and Customs Enforcement sale. The Company expects the cost of revenue to grow more slowly than sales over the next twelve months.

Gross profit for the year ended December 31, 2007 was $190,198, up from a gross loss of $105,466 for the year ended December 31, 2006. This recognition of profit is due to an increase in revenues that was greater than the corresponding increase in cost of revenues.

Expenses

Operating expenses for the year ended December 31, 2007 decreased to $246,067 from $511,798 for the year ended December 31, 2006, a decrease of 52%. The decrease in operating expenses over the comparative periods is attributable to both a decrease in general and administrative expenses (to $271,965 from $480,988, mainly due to a decrease in personnel costs and costs attendant to financing activities) and research and development expenses (to $6,052 from $31,210, due to limited financial resources). The Company expects that operating expenses will increase over the next twelve months with an increase in research and development expenses subject to the availability of financial resources dedicated for these purposes.

Depreciation and amortization expenses for the years ended December 31, 2007 and 2006 were $2,074 and $4,941, respectively.

Other Income (Expense)

The losses from other income and expenses for the year ended December 31, 2007 increased to $312,273 from $176,555 for the year ended December 31, 2006, an increase of 77%. This increase is due to an increase in interest expense over the comparative periods (to $341,153 from $178,524). The Company expects that losses from other income and expenses over the next twelve months will decrease with a decrease in interest expenses.

Losses

Net losses for the year ended December 31, 2007 decreased to $368,142 from $793,819 for the year ended December 31, 2006, a decrease of 54%. The decrease in losses over the comparative periods is primarily due to general and administrative expenses and interest expense. The Company expects to continue to incur losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at December 31, 2007, consisted of approximately $5,140,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2007 or 2006.

Liquidity and Capital Resources

Cash flow used in operations was $229,628 for the year ended December 31, 2007, as compared to cash flow used in operations of $460,145 for the year ended December 31, 2006. The decrease in cash flows used in operating activities for the year ended December 31, 2007 can be primarily attributed to the reduction of losses incurred from operations and an increase in accrued expenses. The Company expects to continue to use cash flow in operating activities until such time as revenues increase.

Cash flows used in investing activities was $0 for the years ended December 31, 2007 and December 31, 2006. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $223,931 for the year ended December 31, 2007, as compared to $209,905 for the year ended December 31, 2006. Cash flow provided by financing activities for the year ended December 31, 2007 is primarily attributable to the increase on a note payable of $185,000 to Paul Higbee. The Company expects to generate additional cash flow from financing activities in future periods.

The Company had a working capital deficit of $968,186 as of December 31, 2007. We have funded our cash needs from inception through December 31, 2007 through revenues and a series of debt and equity transactions. Until such time as we can increase revenues, we expect that we will require new debt or equity transactions to satisfy cash needs. If we are unable to increase our cash flows from operating activities or obtain additional financing, we may not be able to continue operations.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,323,531 as of December 31, 2007. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-16.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ComCam International, Inc.

West Chester, PA

We have audited the accompanying balance sheet of ComCam International, Inc.[a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2007 and for the period from inception on January 1, 1999 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of ComCam International, Inc. for the period from January 1, 1999 through December 31, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern. The financial statements as of December 31, 2006 reflect an accumulated deficit of $4,955,389. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on January 1, 1999 through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from inception on January 1, 1999 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ComCam International, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, ComCam International, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 14, 2008

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Comcam International, Inc.

We have audited the accompanying balance sheet of Comcam International, Inc. (a development stage company), as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006 and cumulative amounts through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of ComCam International, Inc. (a development stage company), as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2006 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JONES SIMKINS, P.C.

JONES SIMKINS, P.C.

Logan, Utah

April 2, 2007

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$-	5,697
Accounts receivable, net	192,541	6,861
Inventories	66,278	78,048

Total current assets	258,819	90,606

Property and equipment, net	127,179	10,529
Other assets	2,106	4,106

Total assets	$388,104	105,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Checks in excess of cash	$38,931	-
Accounts payable	316,860	318,538
Accrued expenses	93,805	147,187
Embedded derivative liability	69,976	-
Advances payable to ComCam, Inc.	-	1,448,036
Notes payable	707,433	1,335,000

Total current liabilities	1,227,005	3,248,761

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares authorized, 3,408,354 and 2,010,795 shares
issued and outstanding, respectively	341	201
Additional paid-in capital	4,484,289	1,811,668
Deficit accumulated during the development stage	(5,323,531)	(4,955,389)

Total stockholder's deficit	(838,901)	(3,143,520)

Total liabilities and stockholders' deficit	$388,104	105,241

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts

Revenues, net	$1,209,762	44,402	1,818,992
Cost of revenues	1,019,564	149,868	1,271,313

Gross profit (loss)	190,198	(105,466)	547,679

Operating expenses:
General and administrative expenses	271,965	480,988	2,997,517
Research and development expenses	6,052	31,210	2,394,872
Gain on cancellation of debt	(31,950)	(400)	(131,355)

	246,067	511,798	5,261,034

Loss from operations	(55,869)	(617,264)	(4,713,355)

Other income (expense):
Interest income	883	1,969	14,187
Interest expense	(341,153)	(178,524)	(652,360)
Gain on embedded derivative liability	27,997	-	27,997

	(312,273)	(176,555)	(610,176)

Loss before provision for income taxes	(368,142)	(793,819)	(5,323,531)

Provision for income taxes	-	-	-

Net loss	$(368,142)	(793,819)	(5,323,531)

Net loss per common share - basic and diluted	$(0.18)	(0.39)

Weighted average common and common
equivalent shares	2,011,000	2,011,000

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 1, 1999 (Date of Inception) to December 31, 2007
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance at January 1, 1999
(date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash	-	-	1,568,755	157	784,839	-	784,996
Net loss	-	-	-	-	-	(787,169)	(787,169)
Balance at December 31, 1999	-	-	1,568,755	157	784,839	(787,169)	(2,173)
Issuance of common stock for:
Cash	-	-	373,648	37	734,050	-	734,087
Services	-	-	47,749	5	137,036	-	137,041
Net loss	-	-	-	-	-	(802,538)	(802,538)
Balance at December 31, 2000	-	-	1,990,152	199	1,655,925	(1,589,707)	66,417
Issuance of common stock for cash	-	-	20,643	2	25,438	-	25,440
Net loss	-	-	-	-	-	(229,772)	(229,772)
Balance at December 31, 2001	-	-	2,010,795	201	1,681,363	(1,819,479)	(137,915)
Net loss	-	-	-	-	-	(506,403)	(506,403)
Balance at December 31, 2002	-	-	2,010,795	201	1,681,363	(2,325,882)	(644,318)
Net loss	-	-	-	-	-	(440,289)	(440,289)
Balance at December 31, 2003	-	-	2,010,795	201	1,681,363	(2,766,171)	(1,084,607)
Net loss	-	-	-	-	-	(571,182)	(571,182)
Balance at December 31, 2004	-	-	2,010,795	201	1,681,363	(3,337,353)	(1,655,789)
Issuance of common stock warrants	-	-	-	-	130,305	-	130,305
Net loss	-	-	-	-	-	(824,217)	(824,217)
Balance at December 31, 2005	-	-	2,010,795	201	1,811,668	(4,161,570)	(2,349,701)
Net loss	-	-	-	-	-	(793,819)	(793,819)
Balance at December 31, 2006	-	-	2,010,795	201	1,811,668	(4,955,389)	(3,143,520)
Reduction in shares due to spin-off	-	-	(10,835)	(1)	1	-	-
Transfer of assets and liabilities from
ComCam, Inc.	-	-	-	-	1,196,410	-	1,196,410
Issuance of common stock for note payable	-	-	1,408,394	141	1,476,210	-	1,476,351
Net loss	-	-	-	-	-	(368,142)	(368,142)
Balance at December 31, 2007	-	$-	3,408,354	$341	$4,484,289	$(5,323,531)	$(838,901)

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts
Cash Flows from operating activities:
Net loss	$(368,142)	(793,819)	(5,323,531)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,074	4,941	51,162
Accretion - debenture interest expense	56,540	-	56,540
Stock and warrant compensation expense	-	78,811	267,346
Gain on embedded derivative	(27,997)	-	(27,997)
Gain on cancellation of accounts payable	(31,950)	(400)	(131,355)
Provision for losses on accounts receivable	5,000	7,000	12,000
(Increase) decrease in:
Accounts receivable	(190,680)	20,290	(204,541)
Inventories	11,770	(22,755)	(66,278)
Other assets	2,000	-	(2,106)
Increase (decrease) in:
Accounts payable	30,272	159,161	710,088
Accrued expenses	281,485	86,626	428,672

Net cash used in operating activities	(229,628)	(460,145)	(4,230,000)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Checks in excess of cash	38,931	-	38,931
Increase in notes payable	185,000	210,000	1,520,000
Proceeds from issuance of common stock	-	-	1,544,523
Change in advances from ComCam, Inc.	-	(95)	1,186,163

Net cash provided by financing activities	223,931	209,905	4,289,617

Net decrease in cash	(5,697)	(250,240)	-

Cash, beginning of period	5,697	255,937	-

Cash, end of period	$-	5,697	-

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Comcam International, Inc. (the Company) was organized under the laws of the state of Delaware on September 19, 1998 and had no activity until January 1, 1999 (date of inception). The Company was a wholly owned subsidiary of ComCam, Inc. until December 28, 2007 when the Company was spun-off as a dividend to the shareholders of ComCam, Inc. The Company’s operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Further, the Company is considered a development stage company as defined in SFAS No. 7. Sources of financing for the development stage activities have been primarily through equity and debt.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. Equipment is depreciated over three to five years and furniture and fixtures are depreciated over seven years. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations. The cost of definitive-life patents is amortized over the remaining life of thirteen years.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2007.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

During 2007 the Company’s revenues were primarily from sales to a single customer which approximated 95% of total sales. In addition, the products sold during 2007 were purchased primarily from a single vendor.

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

Note 2 – Going Concern

As of December 31, 2007, the Company has negative working capital, stockholders’ deficit, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

2007	2006
Trade receivables	$204,541	13,861
Allowance for doubtful accounts	(12,000)	(7,000)

$192,541	6,861

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 – Inventories

Inventories consist of the following:

2007	2006

Raw Materials	$57,555	63,779
Finished Goods	7,455	9,277
Work in Process	6,268	4,992
Inventory reserve	(5,000)	-

$66,278	78,048

Note 5 – Property and Equipment

Property and equipment consists of the following:

2007	2006

Patent	$100,000	-
Equipment	67,237	35,507
Trademark	15,000	-
Furniture and fixtures	2,380	24,110

184,617	59,617
Less accumulated depreciation	(57,438)	(49,088)

$127,179	10,529

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 6 – Notes Payable

Notes payable consist of the following:

2007	2006
Notes payable to Paul Higbee, bearing interest
at 8%, due on demand, secured by the intellectual
property of the Company.	$395,000	210,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices. The Company is in default
of the agreement.	176,568	-

Convertible debenture to HNI, LLC of $125,000,
bearing interest at 7%, due on February 14, 2009,
net of embedded derivative discount of $14,135
(see Note 7).	110,865	-

Convertible unsecured note payable to Robert
Emmet, bearing interest at 6%, and due on
demand. The note may be converted into
common shares of the Company at $.35 per
share and contains a provision which allows
the Company to call for the conversion at anytime.	25,000	25,000

Convertible unsecured note payable to ACC
Investors, LLC, bearing interest at 8%, due on
demand. During 2007 the note was converted
to common shares of the Company.	-	1,100,000

$707,433	1,335,000

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 7 – Convertible Debenture and Embedded Derivative to HNI, LLC

During the year ended December 31, 2007, a convertible debenture (the Debenture) was transferred to the Company from ComCam, Inc., of which the Company was a wholly-owned subsidiary. Details related to the convertible debenture are discussed below as they were when initiated by ComCam, Inc.

The Debenture, as amended, accrues interest at 7% per annum, is due on February 14, 2009, and is convertible into a variable number of shares on a pari pasu basis with ACC Investors LLC. At December 31, 2007 the Debenture was convertible, at the option of the holder, into approximately 147,551 shares of either the Company’s or ComCam, Inc.’s common stock.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

Embedded Derivative

The fair value of the embedded derivative was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. Upon issuance the fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•	The fair value of the Company’s common stock was calculated to be $.017 per share.
•	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.
•	The exercise price was $.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding the issuance date.
•	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivative.
•	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

Since the transfer of the convertible debenture, the Company has recorded accretion expense related to the embedded derivative discount of $56,540.

At December 31, 2007, the embedded derivative liability consists of the following:

Fair value at inception	$113,080
Less gain	(43,104)

$69,976

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 8 – Operating Leases

The Company leases its office building on a month-to-month basis. Rental expense related to this operating lease for the years ended December 31, 2007 and 2006 and cumulative amounts since inception was approximately $50,000, $50,000 and $395,000, respectively.

Note 9 – Gain on cancellation of Debt

During the year ended December 31, 2007, the Company recognized a gain from the cancellation of amounts owed to three individuals for costs incurred for consulting services of $31,950.

During the year ended December 31, 2006, the Company recognized a gain from the cancellation of an amount owed to an individual for costs incurred for research and development contracted labor costs of $400.

Note 10 – Related Party Transactions

The Company has provided services and product to a company owned by a director and shareholder of the Company. Revenue related to these services for the years ended December 31, 2007 and 2006 and cumulative amounts since inception were approximately $0, $0 and $183,000, respectively.

Note 11 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended
December 31,	Cumulative
2007	2006	Amounts

Income tax benefit at statutory rate	$(106,000)	(266,000)	(1,748,000)
Change in valuation allowance	106,000	266,000	1,748,000

$-	-	-

Deferred tax assets are as follows:

2007	2006

Net operating loss carryforwards	$1,748,000	1,642,000
Valuation allowance	(1,748,000)	(1,642,000)

$-	-

The Company has net operating loss carryforwards of approximately $5,140,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 12 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2007	2006

Interest	$-	2,000
Income taxes	$-	-

During the year ended December 31, 2007:

•	The Company issued 1,408,394 shares of common stock in exchange for a note payable of $1,100,000 and accrued interest of $376,351.

•	Certain assets and liabilities were transferred to the Company from ComCam, Inc. as follows:

Property and equipment, net	$118,724
Notes payable, net	(230,893)
Embedded derivative liability	(97,973)
Accrued interest	(41,484)
Advances payable to ComCam, Inc.	1,448,036

1,196,410
Capital contribution from ComCam, Inc.	(1,196,410)

$-

Note 13 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2007.

Note 14 – Reverse Common Stock Split

Effective November 7, 2007, the Company approved a 1-for-2.87 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 15 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 16 – Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS158 was effective for the Company as of January 1, 2007 and applied prospectively. The provisions of FAS 158 did not have any impact on the Company’s financial statements.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company as of January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual and interim reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	50 51 62	1998 1999 2000	CEO, CFO, PAO and Director Director Director

Don Gilbreath - Mr. Gilbreath has served as a chief executive officer, chief financial officer, principal accounting officer, and director of the Company since September 18, 1998. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

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

Robert Betty - Mr. Betty was appointed as a director of the Company on February 19, 1999. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

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

Mr. White graduated from Columbia University with a Master of Business Administration and from the University of Denver with a Bachelor of Science/Bachelor of Arts in Marketing. Mr. White has held senior management positions with technology based companies, as the vice-president of Network Solutions, a Virginia based developer of internet addressing systems from 1989 to 1994, and as the senior vice president of RMS Technology, a New Jersey-based telecommunications provider, from 1994 to 1996. Since 1996 Mr. White has acted as a business and financial consultant to chief executive officers throughout North America and has provided entrepreneurial advice to both national and international clients. These include acting as Senior Consultant for Safeguard Scientific, Inc., Wayne, Pennsylvania (1997-1999); Managing Director of Promark International, LLC, Silver Spring, Maryland. (1997-2001); Financial Advisor to the chairman and founder of Johnson Research and Development, Atlanta, Georgia (2000-2001); and Chief Executive Officer of Excellatron Solid State, LLC, Atlanta, Georgia (2001- 2003). Mr. White currently provides business consultancy services in the areas of finance, marketing, acquisition/merger and real estate development in the Atlanta, Georgia and Washington, D.C. area.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Director Independence

We are planning to apply to have our common stock listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), which states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Mr. White and Mr. Betty to be independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Compensation

Directors are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. The Company may adopt a provision for compensating directors in the future.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Don Gilbreath failed to timely file a Form 3, 4 or 5 despite being our executive officer, a director, and the beneficial owner of more than 5% of our common stock.
•	Robert Betty failed to timely file a Form 3, 4 or 5 despite being a director and shareholder.
•	Albert White failed to timely file a Form 3, 4 or 5 despite being a director.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

The board of directors has not established a compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

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

Our chief executive officer, chief financial officer and principal accounting officer entered into an employment agreement with the Company on June 22, 2005 pursuant to which he was entitled to an initial salary of $60,000 per annum to manage the Company and our former parent company, ComCam, Inc. Since the Company remains in the development stage, Mr. Gilbreath agreed to waive any entitlement to said salary for the period from June 22, 2005 to December 31, 2007. Sums paid to Mr. Gilbreath in each of 2007 and 2006 were paid to him in the form of a consulting fee rather than a salary.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath CEO, CFO, PAO, and director	2007 2006	- -	- -	- -	- -	- -	- -	4,000 39,000	4,000 39,000

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 3,408,354 shares of common stock issued and outstanding as of April 14, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Don Gilbreath, CEO, CFO, principle accounting officer and director 1525 Tanglewood Drive West Chester, Pennsylvania, 19380	Common	561,157	16.5%
Robert Betty, director 912 Carrie Lane West Chester, Pennsylvania, 19383	Common	66,004	1.9%
Albert White, director 420 Northwest Drive Silver Spring, Maryland 20901	Common	10,000	0.3%
ACC Investors, LLC* 1330 Avenue of the Americas 36th Floor New York, New York 10019	Common	1,408,394	41.3%
Officer and Directors as a Group	Common	627,161	18.7%

*	Paul Higbee makes voting and investment decisions for ACC Investors. Paul Higbee uses ACC Investors’ address as his mailing address.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy ("Pritchett") is providing audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2007.

Jones Simkins, P.C. (“Jones Simkins”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006 and reviews of the Company’s quarterly financial statements for the fiscal year ended December 31, 2007. The aggregate fees billed by Jones Simkins were $8,733 during 2007 and $35,769 during 2006.

Audit Related Fees

Neither Pritchett nor Jones Simkins billed the Company fees in 2007 or 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins billed to the Company fees of approximately $734 and $2,891 during 2007 and 2006, respectively, for professional services rendered in connection with the preparation of the Company’s tax returns. Pritchett billed to the Company no fees for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Neither Pritchett nor Jones Simkins billed to the Company fees in 2007 or 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Pritchett and Jones Simkins, as detailed above, were pre-approved by the Company’s board of directors. Pritchett and Jones Simkins performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-16, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2007 and 2006:
Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Income

Statementsof Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2008.

COMCAM INTERNATIONAL, INC.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Gilbreath	Director	April 14, 2008

Don Gilbreath

/s/ Robert Betty	Director	April 14, 2008

Robert Betty

/s/ Albert White	Director	April 14, 2008

Albert White

INDEX TO EXHIBITS

Exhibit	Description

3 (i)*	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3 (ii)*	Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (i)*	Stock Exchange Agreement between ComCam, Inc. and the Company dated May 8, 2002 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 6, 2006).
10 (ii)(a)*	Securities Purchase Agreement between the Company, ComCam, Inc. and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(b)*

Convertible Secured Promissory Note between the Company, ComCam, Inc. and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).

10 (ii)(c)*	Warrant to Purchase Common Stock between the Company and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(d)*	Warrant to Purchase Common Stock between the Company and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(e)*	Registration Rights Agreement between the Company and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)(f)*	Shareholders Agreement between Don Gilbreath and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A2 filed with the Commission on October 31, 2006).
10 (ii)(g)*	Employment Agreement between the Company, ComCam, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (iii)	Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007.
10 (iv)*

Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10(v)	Amendment Agreement dated February 14, 2008.
14	Code of Ethics adopted March 24, 2008.
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.