Form 10-Q
period 2008-03-31
COMCAM INTERNATIONAL INC
filed 2008-05-09
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-51763

COMCAM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2976562 (I.R.S. Employer Identification No.)

1140 McDermott Drive, West Chester, Pennsylvania 19380

(Address of principal executive offices) (Zip Code)

(610) 436-8089

(Registrant’s telephone number, including area code)

     N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 9, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 3,408,354.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to ComCam International, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS
	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$13,806	$-
Accounts receivable, net	8,537	192,541
Inventories	66,278	66,278

Total current assets	88,621	258,819

Property and equipment, net	124,045	127,179
Other assets	2,106	2,106

Total assets	$214,772	$388,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Checks in excess of cash	$-	$38,931
Accounts payable	297,558	316,860
Accrued expenses	136,855	93,805
Embedded derivative liability	-	69,976
Notes payable	721,568	707,433

Total current liabilities	1,155,981	1,227,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized, 3,408,354 shares issued and outstanding	341	341
Additional paid-in capital	4,537,860	4,484,289
Retained deficit	(5,479,410)	(5,323,531)
Total stockholders’ deficit	(941,209)	(838,901)
Total liabilities and stockholders' deficit	$214,772	$388,104

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007

	2008	2007

Revenues, net	$3,134	$28,833
Cost of revenues	1,381	5,055

Gross profit	1,753	23,778

Operating expenses:
General and administrative expenses	139,618	57,887
Research and development expenses	4,598	4,250

	144,216	62,137

Loss from operations	(142,463)	(38,359)

Other income (expense):
Interest income	194	39
Interest expense	(30,015)	(27,734)
Gain on embedded derivative liability	16,405	-

	(13,416)	(27,695)

Loss before provision for income taxes	(155,879)	(66,054)

Provision for income taxes	-	-

Net loss	$(155,879)	$(66,054)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average common and common
equivalent shares	3,408,354	5,771,000

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash Flows from operating activities:
Net loss	$(155,879)	$(66,054)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,134	843
Accretion - debenture interest expense	14,135	-
Gain on embedded derivative liability	(16,405)	-
Provision for losses on accounts receivable	-	2,000
Provision for obsolete inventories	-	5,000
(Increase) decrease in:
Accounts receivable	184,004	767
Inventories	-	75
Increase (decrease) in:
Accounts payable	(19,302)	(38,434)
Accrued expenses	43,050	56,665

Net cash provided by (used in) operating activities	52,737	(39,138)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Checks in excess of cash	(38,931)	-
Increase in notes payable	-	40,000

Net cash provided by (used in) financing activities	(38,931)	40,000

Net increase (decrease) in cash	13,806	862

Cash, beginning of period	-	5,697

Cash, end of period	$13,806	$6,559

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year-ended December 31, 2007. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2008, the Company has limited revenue generating activities in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 4 – Notes Payable

Notes payable consist of the following:

March 31,	December 31,
2008	2007
Notes payable to Paul Higbee, bearing interest
at 8%, due on demand, secured by the intellectual
property of the Company.	$395,000	395,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000,
bearing interest at 7%, due on February 14, 2009,
net of embedded derivative discount of $0 and
$14,135 (see Note 5).	125,000	110,865

Convertible unsecured note payable to Robert
Emmet, bearing interest at 6%, and due on demand.
The note may be converted into common shares of
the Company at $.35 per share and contains a
provision which allows the Company to call for the
conversion at anytime.	25,000	25,000

$721,568	707,433

COMCAM INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 5 – Convertible Debenture and Embedded Derivative to HNI, LLC

On February 14, 2008, the Company entered into an amendment agreement with HNI, LLC. The convertible debenture to HNI, LLC, as amended, accrues interest at 7% per annum, is due on February 14, 2009, and is convertible into 138,834 shares. As a result of the new conversion provisions set forth in the amendment agreement, the embedded derivative liability was removed.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the original conversion option of the Debenture qualified it as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

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

Note 6 – Supplemental Cash Flow Information

During the three months ended March 31, 2008, the Company increased additional paid-in capital and decreased its embedded derivative by $53,571 due to the termination of the embedded derivative.

Note 7 – Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

General

The Company develops network video command-and-control products with asset tracking and provides a distributed platform for analysis, control and management in mobile and rapid deployment markets.  The Company offers solutions and technical services to U.S. government agencies, Fortune 500 companies, research facilities, original equipment manufacturers and systems integrators worldwide.

Products include propriety cameras and video converters programmable for analysis and behaviors. We specialize in software and systems utilizing our hardware platform for command and control applications from rapid deployment military use to residential and commercial security and access applications. Our services include systems design and end-to-end management of these systems.

All of our software is copyrighted, developed in-house, and licensed to customers in connection with sales of our hardware.  In addition, some software is additionally protected under two Company owned patents:

•	No. US 6,975,220 B1, “Internet Based Security, Fire and Emergency Identification and Communication System;” and
•	No. US 7,302,481 B1, “Methods and Apparatus Providing Remote Monitoring of Security and Video Systems.”

Our company name “COMCAM” is also trademarked.

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

The Company’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. We have a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses to the point where we can realize net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

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

While maintaining direct sales relations with many of its historic customers (e.g., DRS), the Company has also focused our sales efforts on serving as an original equipment manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise. As an OEM, the Company has established a strategic reseller alliance with Symbol/Motorola for the development of integrated solutions to take advantage of its MotoMESH network architecture.

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

Results of Operations

During the three month period ended March 31, 2008 we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended March 31, 2008 decreased to $3,134 from $28,833 for the three month period ended March 31, 2007, a decrease of 89%. The decrease in revenue over the comparative three month periods can be attributed to our inability to bond certain contracts which inability can result in sporadic revenue from one period to another. The Company expects revenue to increase overall during the next twelve months as it is pursuing several different options to facilitate bonding of prospective contracts.

Losses

Net losses for the three month period ended March 31, 2008 increased to $155,879 from $66,054 for the three month period ended March 31, 2007, an increase of 136%. The increase in net losses over the comparative three month periods is primarily due to the decrease in revenue and the increase in general and administrative expenses. The Company expects to continue to incur a net loss over the next twelve months that will decrease as revenues increase.

Expenses

Cost of revenues for the three month period ended March 31, 2008 decreased to $1,381 from $5,055 for the three month period ended March 31, 2007. The decrease in the cost of revenue over the comparative three month periods can be attributed to a decrease in costs associated with the decrease in revenue over the periods. The Company expects the cost of revenues to increase as revenues are expected to increase over the next twelve months.

General and administrative expenses for the three month period ended March 31, 2008 increased to $139,618 from $57,887 for the three month period ended March 31, 2007, an increase of 141%. The increase in general and administrative expenses over the comparative three month periods is attributable to increases in consulting and professional fees. The Company expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended March 31, 2008 increased to $4,598 from $4,250 for the three month period ended March 31, 2007, an increase of 8%.The small increase in research and development expenses over the comparative three month periods is due to limited financial resources. The Company expects that research and development expenses will increase over the next twelve months subject to the availability of financial resources dedicated for these purposes.

Depreciation and amortization expenses for the three month periods ended March 31, 2008 and 2007 were $3,134 and $843, respectively.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2008 or 2007.

Liquidity and Capital Resources

Cash flow provided by operations for the three month period ended March 31, 2008 was $52,737, as compared to cash flow used in operations of $39,138 for the three months ended March 31, 2007. The transition to cash flows provided by operations in the three month period ended March 31, 2008 can be primarily attributed to the decrease in accounts receivable. The Company expects to continue to provide cash flow from operations as net losses decrease.

Cash flows used in investing activities was $0 for the three month periods ended March 31, 2008 and March 31, 2007. The Company expects to use cash flow in investing activities in future periods.

Cash flow used in financing activities was $38,931 for the three month period ended March 31, 2008, as compared to cash flow provided by financing activities of $40,000 for the three months ended March 31, 2007. Cash flow used in financing activities in the three month period ended March 31, 2008 can be attributed to post dated checks. The Company expects to generate cash flow from financing activities in future periods.

The Company had a working capital deficit of $1,067,360 as of March 31, 2008 as compared to a working capital deficit of $968,186 as of December 31, 2007. On March 31, 2008 the Company had notes payable of $721,568, accounts payable of $297,558 and accrued expenses of $136,855. The Company had $13,806 in cash, net accounts receivable of $8,537 and inventories of $66,278 as of March 31, 2008.

We do not have sufficient current assets or operational cash flow to meet our current obligations or satisfy cash needs over the next twelve months and will be required to pursue debt or equity financing to maintain operations. Sources for such prospective financing may consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. Although we have funded our cash needs from inception from revenue, sales of our equity, and a series of debt transactions we can provide no assurance that we will be able to obtain the required financing.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2008.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,323,531 as of December 31, 2007 which increased to $5,479,410 as of March 31, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) increasing revenues; (ii) obtaining funding from private placement sources; (iii) obtaining funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2007 and 2006, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	our ability to generate revenues from future operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements’ objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

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

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, " Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

As of March 31, 2008, the Company had a working capital deficit of $1,067,360. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2009. Until the point at which cash flow from operations can match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE COMPANY IS LARGELY DEPENDENT UPON FEW CUSTOMERS

During the year ended December 31, 2007, one customer, the U.S. Department of Homeland Security’s Immigration and Customs Enforcement, accounted for over 95% of our net sales through work contracted to a third party vendor. The loss of this customer could have an adverse effect on our business.

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

THE COMPANY DEPENDS UPON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

Pennsylvania-based Strategic Manufacturing Technologies, Inc. currently procures our components and manufactures our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers, as well as a limited number of source suppliers, which dependence, reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

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

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY

Don Gilbreath serves as our chief executive officer and also as the chief executive officer of ComCam, Inc. Mr. Gilbreath’s dual responsibilities cause him to divide his time between two corporations with disparate interests. Currently, Mr. Gilbreath devotes significant time to the marketing of our products and services. However, ComCam, Inc. may increase its effort to seek out unrelated business opportunities in the technology sector, which pursuit will reduce the amount of time Mr. Gilbreath currently spends on the development of our business.

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

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures at the end of 2009. Until the point at which cash flow from operations can match expenditures we will have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

THE COMPANY MAY ATTEMPT TO QUOTE ITS STOCK ON THE OTCBB

The Company has no public trading market for its shares, and we cannot represent to you that a market will ever develop. Nonetheless, we have sought a quotation on the Over the Counter Bulletin Board

(OTCBB) which application is currently pending with the Financial Industry Regulatory Authority (FINRA). However, there can be no assurance that we will obtain a quotation on the OTCBB or that obtaining a quotation will generate a public trading market for our shares.

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

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting the Company’s market price could include:

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

THE COMPANY’S STOCK IS A PENNY STOCK AND, THEREFORE, THE COMPANY’S SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

The Company’s stock differs from many stocks in that it is a "penny stock." The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ Stock Market or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

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

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON ANY FUTURE STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause any future stock price to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.

/s/ Don Gilbreath	May 9, 2008
Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

Exhibit	Description

3 (i)*	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3 (ii)*	Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (i)*	Stock Exchange Agreement between ComCam, Inc. and the Company dated May 8, 2002 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 6, 2006).
10 (ii)(a)*	Securities Purchase Agreement between the Company, ComCam, Inc. and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
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
10 (iii)*

Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10(iv)*	Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).
14*	Code of Ethics adopted March 24, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).
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