Form 10-Q
period 2008-06-30
COMCAM INTERNATIONAL INC
filed 2008-08-14
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 3,408,354.

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

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$55,454	-
Accounts receivable, net	10,163	192,541
Inventories	66,278	66,278

Total current assets	131,895	258,819

Property and equipment, net	121,342	127,179
Other assets	2,106	2,106

Total assets	$255,343	388,104

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Checks in excess of cash	$-	38,931
Accounts payable	342,585	316,860
Accrued expenses	181,334	93,805
Embedded derivative liability	-	69,976
Notes payable	791,568	707,433

Total current liabilities	1,315,487	1,227,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 3,408,354 shares issued and outstanding	341	341
Additional paid-in capital	4,537,860	4,484,289
Accumulated deficit	(5,598,345)	(5,323,531)

Total stockholders' deficit	(1,060,144)	(838,901)

Total liabilities and stockholders' deficit	$255,343	388,104

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues, net	$11,325	6,893	14,459	35,726
Cost of revenues	61,613	76	62,994	5,131

Gross profit	(50,288)	6,817	(48,535)	30,595

Operating expenses:
General and administrative expenses	51,631	72,103	191,249	129,990
Research and development expenses	19	712	4,617	4,962

	51,650	72,815	195,866	134,952

Loss from operations	(101,938)	(65,998)	(244,401)	(104,357)

Other income (expense):
Interest income	197	58	391	97
Interest expense	(17,194)	(28,464)	(47,209)	(56,198)
Gain on embedded derivative liability	-	-	16,405	-

	(16,997)	(28,406)	(30,413)	(56,101)

Loss before provision for income taxes	(118,935)	(94,404)	(274,814)	(160,458)

Provision for income taxes	-	-	-	-

Net loss	$(118,935)	(94,404)	(274,814)	(160,458)

Net loss per common share -
basic and diluted	$(0.03)	(0.05)	(0.08)	(0.08)

Weighted average common and common
equivalent shares	3,408,354	2,010,795	3,408,354	2,010,795

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2008	2007
Cash Flows from operating activities:
Net loss	$(274,814)	(160,458)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,280	1,685
Accretion - debenture interest expense	14,135	-
Gain on embedded derivative liability	(16,405)	-
Provision for losses on accounts receivable	-	2,000
Provision for obsolete inventories	-	-
(Increase) decrease in:
Accounts receivable	182,378	752
Inventories	-	5,075
Increase (decrease) in:
Accounts payable	25,725	28,583
Accrued expenses	87,529	54,596

Net cash provided by (used in) operating activities	24,828	(67,767)

Cash flows from investing activities:
Purchase of property and equipment	(443)	-

Net cash used in investing activities	(443)	-

Cash flows from financing activities:
Checks in excess of cash	(38,931)	-
Increase in notes payable	70,000	90,000

Net cash provided by financing activities	31,069	90,000

Net increase in cash	55,454	22,233

Cash, beginning of period	-	5,697

Cash, end of period	$55,454	27,930

The accompanying notes are an integral part of these financial statements

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

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

Note 3 – Going Concern

As of June 30, 2008, the Company has limited revenue generating activities in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

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

     property of the Company.                                                                                      $     465,000                         395,000

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

     conversion at anytime.                                                                                                   25,000                           25,000

                                                                                                                                $     791,568                          707,433

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

Details related to the convertible debenture are discussed below as they were when initiated.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

Note 5 – Convertible Debenture and Embedded Derivative to HNI, LLC (continued)

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

Note 6 – Supplemental Cash Flow Information

During the six months ended June 30, 2008, the Company increased additional paid-in capital and decreased its embedded derivative by $53,571 due to the termination of the embedded derivative.

Note 7 – Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

Note 7 – Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our financial statements.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and specialized services in addition to our ability to realize additional debt or equity financing. Due to our limited revenue and historical record of losses we cannot rely on an increase in revenues in the near term to provide sufficient cash flow to sustain operations. Since we do not expect to generate sufficient cash flow from operations, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. However, we have no commitments for additional debt or equity financing at this time and can provide no assurance that our efforts to finance our operations will be successful.

The Company remains focused on numerous domestic and international sales opportunities with businesses and organizations that have purchased our video command-and-control products in the past, including the following:

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

(a)      DRS/Night Vision Systems purchased 5 microserver systems for various purposes between 2006 and the present, and we also provided engineering services;

(b)      Henry Brothers purchased 3 microserver systems for installation at JFK airport;

(c)      IBM purchased 3 microserver systems for loss prevention purposes at its corporate facility in Raleigh, North Carolina.

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

Additionally, the Company intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

•

DRS/Night Vision Systems contracted engineering services from the Company for their Perceptor camera line, and it has incorporated our microservers and software to support trials for the military projects.

•	EG&G has included the Company in design bids for wireless configurations on military contracts.

•	OLogic has included the Company in design of robotic based command-and-control systems.

•	Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.

•	Symbol/Motorola has made the Company a strategic sales partner for command-and-control and video display on mobile enterprise devices.

Marketing overtures through DRS/Night Vision, Siemans Maintenance Services, LLC, and Symbol/Motorola have not resulted in sales to date. All of the above are examples of potential future customers that may contribute to an increase in the Company’s revenues. Additionally, we plan to implement an aggressive marketing and sales campaign to reach a broader market for our products.

While maintaining direct sales relations with many of its historic customers (e.g., DRS), the Company has also focused its sales efforts on serving as an original equipment manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise. As an OEM, the Company has established a strategic reseller alliance with Symbol/Motorola for the development of integrated solutions to take advantage of its MotoMESH network architecture.

The Company is offering a series of specialized “solution” bundles to be sold into the marketplace by select distributors, including:

•	AAID Security Solutions, Peachtree City, GA -- for the distribution of the RFID Biometric Access System.

•	Remote Eyes, Laurel, MD – for distribution of the CCTV Upgrade Kit (Limited System).

•	ScanSource, Greenville, SC – for distribution of the CCTV Wireless Upgrade Kit (Full System).

•	Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels.

The Company’s marketing plan provides that we will:

•	promote our products and services through our website;

•	promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

•	attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system; and

•	support our strategic partners by participating in planning sessions and other events.

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

The Company’s operations will require between $500,000 and $1,000,000 in outside funding over the next twelve months unless we are able to generate sufficient gross revenues from operations. Additionally, we will need nearly $1,500,000 to cover short term liabilities. No outside funding is currently available to us.

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

Results of Operations

During the six month period ended June 30, 2008 we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended June 30, 2008 increased to $11,325 from $6,893 for the three month period ended June 30, 2007, an increase of 64%. Revenue for the six month period ended June 30, 2008 decreased to $14,459 from $35,726 for the six month period ended June 30, 2007, a decrease of 60%. Our minimal revenue in the current periods is due to an inability to bond certain contracts. The Company expects revenue to increase overall during the next twelve months as it is pursuing several different options to facilitate bonding of prospective contracts.

Gross Losses and Cost of Revenue

Gross loss for the three month period ended June 30, 2008 was $50,288 as compared to gross revenue of $6,817 for the three month period ended June 30, 2007. Gross loss for the six month period ended June 30, 2008 was $48,535 as compared to gross revenue of $30,595 for the six month period ended June 30, 2007. The gross losses in each of the current periods are attributable to an increased cost of revenue associated with product orders. The Company expects the cost of revenues to increase, though at a decreasing rate, as net revenues are expected to increase over the next twelve months.

Expenses

General and administrative expenses for the three month period ended June 30, 2008 decreased to $51,631 from $72,103 for the three month period ended June 30, 2007, a decrease of 28%. General and administrative expenses for the six month period ended June 30, 2008 increased to $191,249 from $129,990 for the six month period ended June 30, 2007, an increase of 47%. The changes in general and administrative expenses over the comparative periods are attributable to fluctuations in consulting and professional fees. The Company expects that general and administrative expenses will continue to fluctuate over the next twelve months.

Research and development expenses for the three month period ended June 30, 2008 decreased to $19 from $712 for the three month period ended June 30, 2007. Research and development expenses for the six month period ended June 30, 2008 decreased to $4,617 from $4,962 for the six month period ended June 30, 2007, a decrease of 7%. The decrease expended upon research and development over the comparative periods and the minimal amounts expended in all periods are due to limited financial resources. The Company expects that research and development expenses will increase over the next twelve months subject to the availability of financial resources dedicated for these purposes.

Depreciation and amortization expenses for the six month periods ended June 30, 2008 and 2007 were $6,280 and $1,685, respectively.

Losses

Loss from operations for the three month period ended June 30, 2008 increased to $101,938 from $65,998 for the three month period ended June 30, 2007, an increase of 54%. Loss from operations for the six month period ended June 30, 2008 increased to $244,401 from $104,357 for the six month period ended June 30, 2007, an increase of 134%. The increase in loss from operations over the comparative periods is primarily due to the decrease in revenue and the increase in cost of revenues, in addition to an increase in general and administrative expenses over the six month periods. The Company expects to continue to incur a loss from operations over the next twelve months that will decrease as revenues increase.

Net losses for the three month period ended June 30, 2008 increased to $118,935 from $94,404 for the three month period ended June 30, 2007, an increase of 26%. Net losses for the six month period ended June 30, 2008 increased to $274,814 from $160,458 for the six month period ended June 30, 2007, an increase of 71%. The increase in net losses over the comparative periods is primarily due to the increase in loss from operations that was partially mitigated by a decrease in other expenses, particularly interest expense. The Company expects to continue to incur a net loss over the next twelve months that will decrease as revenues increase.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the six month periods ended June 30, 2008 or 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,183,592 as of June 30, 2008 as compared to a working capital deficit of $968,186 as of December 31, 2007. On June 30, 2008 the Company had total current assets of $131,895 which consisted of $55,454 in cash, net accounts receivable of $10,163 and inventories of $66,278. The Company had total current liabilities of $1,315,487 which consisted of notes payable of $791,568, accounts payable of $342,585 and accrued expenses of $181,334.

Cash flow provided by operations for the six month period ended June 30, 2008 was $24,828, as compared to cash flow used in operations of $67,767 for the six months ended June 30, 2007. The transition to cash flows provided by operations over the six month periods can be primarily attributed to the decrease in accounts receivable and an increase in accrued expenses. The Company expects to continue to provide cash flow from operations as net losses decrease.

Cash flows used in investing activities was $443 for the six month period ended June 30, 2008 as compared to $0 for the six month period ended June 30, 2007. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $31,069 for the six month period ended June 30, 2008, as compared to $90,000 for the six months ended June 30, 2007. Cash flow used in financing activities in the current period can be attributed to an increase in notes payable. The Company expects to generate cash flow from financing activities in future periods.

We do not have sufficient current assets or operational cash flow to meet our current obligations or satisfy cash needs over the next twelve months so we are in the process of pursuing debt or equity financing to maintain operations. Sources for such prospective financing may consist of loans from shareholders, the sale of common stock or other equity instruments, or loans from other sources. Although we have funded our cash needs from inception from revenue, sales of our equity, and a series of debt transactions we can provide no assurance that we will be able to obtain the required financing.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors, except an employment agreement with its chief executive officer.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,323,531 as of December 31, 2007 which increased to $5,598,345 as of June 30, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing revenues; (ii) obtaining funding from private placement sources; (iii) obtaining funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,323,531 as of December 31, 2007, which increased to $5,598,345 at June 30, 2008. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2008, the Company had a working capital deficit of $1,183,592. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2009. Until the point at which cash flow from operations can match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE COMPANY IS LARGELY DEPENDENT UPON FEW CUSTOMERS

We have in the past, and may in the future, lose our customers or a substantial portion of our business with one or more major customers. If we do not sell products to our existing customers in the quantities anticipated, or if our customers reduce or terminate their relationships with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with our largest customers or any other customers could materially reduce our revenue.

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

/s/ Don Gilbreath                         August 14, 2008

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

10(iv)*      Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

14*           Code of Ethics adopted March 24, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

31           ">Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32            ">Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.