Form 10-Q
period 2008-09-30
COMCAM INTERNATIONAL INC
filed 2008-11-14
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 13, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 3,608,354.

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

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$28,009	-
Accounts receivable, net	11,626	192,541
Inventories	66,278	66,278

Total current assets	105,913	258,819

Property and equipment, net	118,171	127,179
Other assets	2,106	2,106

Total assets	$226,190	388,104

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Checks in excess of cash	$-	38,931
Accounts payable	350,311	316,860
Accrued expenses	226,425	93,805
Related party payables	879	-
Embedded derivative liability	-	69,976
Notes payable	791,568	707,433

Total current liabilities	1,369,183	1,227,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 3,408,354 shares issued and outstanding	341	341
Additional paid-in capital	4,537,860	4,484,289
Accumulated deficit	(5,681,194)	(5,323,531)

Total stockholders' deficit	(1,142,993)	(838,901)

Total liabilities and stockholders' deficit	$226,190	388,104

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues, net	$11,158	8,412	25,617	44,138
Cost of revenues	2,166	-	65,160	5,131
Gross profit (loss)	8,992	8,412	(39,543)	39,007

Operating expenses:
General and administrative expenses	69,674	61,230	260,923	191,220
Research and development expenses	4,454	5,763	9,071	10,725
	74,128	66,993	269,994	201,945

Loss from operations	(65,136)	(58,581)	(309,537)	(162,938)

Other income (expense):
Interest income	113	161	504	258
Interest expense	(17,826)	(63,858)	(65,035)	(120,056)
Gain on embedded derivative liability	-	4,496	16,405	4,496
	(17,713)	(59,201)	(48,126)	(115,302)

Loss before provision for income taxes	(82,849)	(117,782)	(357,663)	(278,240)

Provision for income taxes	-	-	-	-

Net loss	$(82,849)	(117,782)	(357,663)	(278,240)

Net loss per common share - basic and diluted	$(0.02)	(0.06)	(0.10)	(0.14)

Weighted average common and common equivalent shares	3,408,354	2,010,000	3,408,354	2,010,000

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash Flows from operating activities:
Net loss	$(357,663)	(278,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,451	2,527
Accretion - debenture interest expense	14,135	28,270
Gain on embedded derivative liability	(16,405)	(4,496)
Provision for losses on accounts receivable	-	2,000
(Increase) decrease in:
Accounts receivable	180,915	(1,162)
Inventories	-	5,075
Other assets	-	2,000
Increase (decrease) in:
Accounts payable	33,451	28,789
Accrued expenses	132,620	88,472
Related party payables	879	-

Net cash used in operating activities	(2,617)	(126,765)

Cash flows from investing activities:
Purchase of property and equipment	(443)	-

Net cash used in investing activities	(443)	-

Cash flows from financing activities:
Checks in excess of cash	(38,931)	-
Increase in notes payable	70,000	150,000

Net cash provided by financing activities	31,069	150,000

Net increase in cash	28,009	23,235

Cash, beginning of period	-	5,697

Cash, end of period	$28,009	28,932

The accompanying notes are an integral part of these financial statements

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2007. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of September 30, 2008, the Company has limited revenue generating activities in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible unsecured note payable to Robert Emmet, bearing

interest at 6%, and due on demand. The note may be converted into common shares of the Company at $0.35 per share and

contains a provision which allows the Company to call for the

conversion at anytime.                                                                             25,000             25,000

                                                                                                      $     791,568           707,433

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

Embedded Derivative

The fair value of the embedded derivative was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. Upon issuance the fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•	The fair value of the Company’s common stock was calculated to be $0.017 per share.

•	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.

•	The exercise price was $0.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding the issuance date.

•	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivative.

•	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

Note 6 – Supplemental Cash Flow Information

During the nine months ended September 30, 2008, the Company increased additional paid-in capital and decreased its embedded derivative by $53,571 due to the termination of the embedded derivative.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

Note 6 – Supplemental Cash Flow Information (continued)

During the nine months ended September 30, 2007, certain assets and liabilities were transferred to the Company from ComCam, Inc. as follows:

Patent                                                                   $     100,000
Accumulated amortization on patent                                (4,776)
Trademark                                                                    15,000
Office equipment                                                           10,000
Accumulated depreciation on office equipment                (1,500)
Note payable                                                             (176,568)
Convertible debenture                                                (125,000)
Embedded derivative discount                                       70,675
Embedded derivative liability                                        (97,973)
Accrued interest                                                         (41,484)
Advances payable to ComCam, Inc.                         1,448,036

                                                                              1,196,410
Capital contribution from ComCam, Inc.                  (1,196,410)

                                                                         $          -

Note 7 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

Note 7 – Recent Accounting Pronouncements (continued)

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

Note 8 – Subsequent Event

On October 23, 2008 the Company adopted the “2008 Benefit Plan of ComCam International, Inc.” Under the benefit plan, we may issue stock or grant options to acquire up to 250,000 shares of our common stock. The board of directors, at its own discretion, may issue stock or grant options to our employees and other individuals who render services to us, including consultants or advisors, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our stock. The Company issued 200,000 shares pursuant to the benefit plan subsequent to the current nine month period. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

Company Business Profile

The Company develops network video command-and-control products and provides a platform for analysis, control and management in mobile and rapid deployment markets. We offer solutions and technical services to U.S. government agencies, Fortune 500 companies, research facilities, original equipment manufacturers and systems integrators worldwide.

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

Partners & Customers

The Company has worked with the U.S. Department of Defense, U.S. Navy (NAVSEA), U.S. Department of Interior, Federal Bureau of Investigation, NOAA (National Oceanic & Atmospheric Admin.), Fish and Wildlife Service, Port of NYC (JFK Airport), Port of Delaware Pilots Assoc., and numerous distributors (Scan Source, integrators, and OEMs). Partners include Siemens, Motorola/Symbol Technologies, EG&G (a URS division), DRS/Night Vision Systems, and Technology Services Corp.

Focus and Deployment

We recently completed a 2007 Immigration and Customs Enforcement (ICE) contract to upgrade key infrastructure technology at the General Service Administration (GSA) facility located in lower Manhattan, New York; in Afghanistan we supplied a low-powered video monitoring and satellite uplinks from the Middle East to Virginia and other sites; on the U.S./Mexico border, with DRS-NVS thermal imaging cameras, we provide real-time video surveillance running on a cellular and satellite network; for the Pilots Association we are integrated into radar and ships’ Automatic Identification Systems for port security and management; with the University of South Florida’s Center for Ocean Technology we support their video remote operating vehicle for harbor surveillance; we are also working with Target for “shrinkage” prevention and warehouse asset tracking.

Strategic Positioning and Distribution

Target early adopters, systems integrators, and defense prime contractors; partner with allied companies (e.g. digital storage, wireless networking) and maintain established distribution relationships with systems integrators in over 30 countries and current federal channels (DHS). Focus: Our intention is to work with two major distributors and generate marketing pull through.

Revenues

Direct sales to systems integrators, strategic partners and defense companies; software and patent licensing; OEM sales and licensing; developing subscription/revenue sharing model for major partners.

Management

Our management and technical team is solid and known in the computer industry and has worked together for over 20 years in previous ventures. Our team is now entering its 10th year on this project.

Competitive Advantages and Expertise

Defendable patents, copyrights & trademarks; experienced team; extensive software suite supporting seven languages; and plan for 2nd generation hardware to enhance and extend original capabilities.

Competitive Weaknesses

Limited brand recognition; small following of early adopters in many market sectors; limited distribution reach and sales; undercapitalized for marketing and long-term growth.

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and specialized services in addition to our ability to realize additional debt or equity financing. Due to our limited revenue and historical record of losses we cannot rely on an increase in revenues in the near term to provide sufficient cash flow to sustain operations. Since we do not expect to generate sufficient cash flow from operations, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. Our operations will require between $500,000 and $1,000,000 in outside funding over the next twelve months in addition to at least $1,000,000 to satisfy current liabilities. However, we have no commitments for additional debt or equity financing at this time and can provide no assurance that efforts to finance our operations will be successful.

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

Results of Operations

During the nine month period ended September 30, 2008 we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended September 30, 2008 increased to $11,158 from $8,412 for the three month period ended September 30, 2007, an increase of 33%. Revenue for the nine month period ended September 30, 2008 decreased to $25,617 from $44,138 for the nine month period ended September 30, 2007, a decrease of 42%. Revenue in the current periods is currently limited due to our inability to bond contracts. We expect revenue to increase over the next twelve months as we pursue several different options to facilitate bonding of prospective contracts. Further, we believe that our inclusion in the State of Pennsylvania’s “Business Development Mission” to Saudi Arabia may spur sales.

Gross Profit

Gross profit for the three month period ended September 30, 2008 increased to $8,992 from $8,412 for the three month period ended September 30, 2007, an increase of 7%. Gross loss for the nine month period ended September 30, 2008 was $39,543 as compared to gross profit of $39,007 for the nine month period ended September 30, 2007. The slight increase in gross profit over the comparable three month periods is attributable to the increase in revenues which was accompanied by the realization of a minimal cost of revenues of 19%. The transition to gross loss over the comparable nine month periods is attributable to a decrease in revenues and an increase in cost of revenue to 154%. We expect that gross profits will increase as cost of revenues decrease relative to increasing net revenues over the next twelve months.

Expenses

General and administrative expenses for the three month period ended September 30, 2008 increased to $69,674 from $61,230 for the three month period ended September 30, 2007, an increase of 14%. General and administrative expenses for the nine month period ended September 30, 2008 increased to $260,923 from $191,220 for the nine month period ended September 30, 2007, an increase of 36%. The increases in general and administrative expenses over the comparative periods are attributable to increases in consulting and professional fees. The Company expects that general and administrative expenses will decrease slightly over the next twelve months.

Research and development expenses for the three month period ended September 30, 2008 decreased to $4,454 from $5,763 for the three month period ended September 30, 2007, a decrease of 23%. Research and development expenses for the nine month period ended September 30, 2008 decreased to $9,071 from $10,725 for the nine month period ended September 30, 2007, a decrease of 15%. The decreases expended upon research and development over the comparative periods and the minimal amounts expended in all periods are due to limited financial resources. The Company expects that research and development expenses will increase over the next twelve months subject to the availability of financial resources dedicated for these purposes.

Depreciation and amortization expenses for the nine month periods ended September 30, 2008 and 2007 were $9,451 and $2,527, respectively.

Losses

Net losses for the three month period ended September 30, 2008 decreased to $82,849 from $117,782 for the three month period ended September 30, 2007, a decrease of 30%. Net losses for the nine month period ended September 30, 2008 increased to $357,663 from $278,240 for the nine month period ended September 30, 2007, an increase of 29%. The decrease in net losses over the comparative three month periods is due to the increase in loss from operations that was mitigated by a decrease in interest expense. The increase in net losses over the comparative nine month periods is primarily due to the increase in losses from operations that was only partially mitigated by a decrease in interest expense. The Company expects to continue to incur net losses over the next twelve months that will decrease only as revenues increase.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the nine month periods ended September 30, 2008 or 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,263,270 as of September 30, 2008 as compared to a working capital deficit of $968,186 as of December 31, 2007. On September 30, 2008 the Company had total current assets of $105,913 which consisted of $28,009 in cash, accounts receivable of $11,626 and inventories of $66,278. The Company had current liabilities of $1,369,183 which included notes payable of $791,568, accounts payable of $350,311, and accrued expenses of $226,425.

Cash flow used in operations for the nine month period ended September 30, 2008 was $2,617, as compared to $126,765 for the nine months ended September 30, 2007. The decrease in cash flows provided by operations over the nine month periods can be primarily attributed to the decrease in accounts receivable and an increase in accrued expenses. The Company expects to continue to use cash flow in operations until it realizes net profits.

Cash flows used in investing activities was $443 for the nine month period ended September 30, 2008 as compared to $0 for the nine month period ended September 30, 2007. The Company expects to use small amounts of cash flow in investing activities in future periods.

Cash flow provided by financing activities was $31,069 for the nine month period ended September 30, 2008, as compared to $150,000 for the nine months ended September 30, 2007. Cash flow provided by financing activities in the current period can be attributed to an increase in notes payable. The Company expects to generate cash flow from financing activities in future periods.

Subsequent to the current nine month period, the Company adopted the “2008 Benefit Plan of ComCam International, Inc.” on October 23, 2008. Under the benefit plan, we may issue stock or grant options to acquire up to 250,000 shares of our common stock. The board of directors, at its own discretion, may issue stock or grant options to our employees and other individuals who render services to us, including consultants or advisors, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our stock. The Company granted 200,000 shares pursuant to the benefit plan subsequent to the current nine month period. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,323,531 as of December 31, 2007 which increased to $5,681,194 as of September 30, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing revenues; (ii) obtaining funding from private placement sources; (iii) obtaining funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,323,531 as of December 31, 2007, which increased to $5,681,194 at September 30, 2008. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of September 30, 2008, the Company had a working capital deficit of $1,263,270. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2009. Until the point at which cash flow from operations can match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

We incur significant expenses as a result of being REGISTERED WITH THE COMMISSION, which EXPENSES negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being registered pursuant to the Exchange Act of 1934, as amended, that requires continuous disclosure with the Commission. In addition we incur significant expenses in connection with compliance with the Sarbanes-Oxley Act of 2002, as well as other related rules implemented by the Commission. We expect that compliance with these laws, rules and regulations, may substantially increase our expenses, and make some activities more time-consuming and costly. As a result, there may be substantial increases in legal, accounting and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

THE COMPANY’S STOCK PRICE IS VOLATILE

The market price for our common stock is subject to significant volatility and trading volumes are low. Factors affecting the Company’s market price could include:

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

In addition, our stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of the Company’s common stock are beyond our control. The market price of the Company’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On September 8, 2008 the Company’s common stock obtained a quotation on the Over the Counter Bulletin Board under the stock symbol “CMCJ”.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.

/s/ Don Gilbreath                         November 13, 2008

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

Exhibit     Description

3 (i)*	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3 (ii)*	Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (i)*	Employment Agreement between the Company, ComCam, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
10 (ii)*

Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10(iii)*	Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).
14*	Code of Ethics adopted March 24, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).
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