Form 10-K
period 2008-12-31
COMCAM INTERNATIONAL INC
filed 2009-12-31
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑.

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

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (4,213,634 shares) was approximately $4,002,952 based on the average of the bid and ask price ($0.95) for the common stock on December 28, 2009.

At December 31, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 6,548,354.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., and its predecessor, unless context indicates otherwise.

Corporate History

The Company was incorporated as “Embedded Technology Group Inc.” on September 18, 1998, in the State of Delaware. Our name was changed to “ComCam International, Inc.” on February 19, 1999. On June 3, 2002, the Company was acquired by ComCam, Inc. We operated as a wholly-owned subsidiary of ComCam, Inc. until December 28, 2007, when 100% of our shares were distributed as a dividend to ComCam, Inc.’s shareholders on a pro rata basis of one share of our common stock for every twenty shares of ComCam, Inc.’s common stock held as of the record date, December 7, 2007. The board of directors of ComCam, Inc. decided to “spin-off” the Company in order to separately focus the attention of the financial community on our business, with the intention of improving our access to financing.

The Company’s principal place of business is located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania, 19380, and our telephone number is (610) 436-8089.

The Company’s registered agent is Delaware Registry Ltd., 3511 Silverside Road, Suite 105, Wilmington, Delaware, 19810.

The Company

Summary

The Company develops network video command-and-control products and provides solutions and technical services to U.S. government agencies, Fortune 500 companies, research facilities, original equipment manufacturers and systems integrators worldwide.
The Company is both a network solution innovator and a provider of fusion technologies for security products and modern networks. Its proprietary digital wireless camera/management systems address complex command-and-control applications, from rapid deployment military use to borders, ports, airports and detention facilities.

The Company’s video fusion platform adds next generation, real-time interactive command-and-control capabilities to legacy security systems for greater performance at lower cost. The platform seamlessly integrates a suite of analytics, including third-party security solutions – access control, biometrics, radio frequency identification (RFID), chemical detection and seismic detection – to improve real-time decision-making for critical events over any wireless network.

The Company was responsible for introducing the world’s first wireless camera networking system using the current wireless standard, as well as developing the world’s smallest IP network recording device.

On its own or working with prime government contractors like DRS, Motorola, Siemens, and other strategic partners, the Company’s products are deployed in such diverse locales as JFK airport in New York City, isolated sections of the Texas-Mexico border, and remote mountain passes in Afghanistan.

The Company’s intellectual capital includes patents and a library of proprietary hardware and software implemented through the sale or licensing of: 1) intelligent camera and micro-server devices, 2) a suite of software and software toolkits for command & control, mobile display, and storage/data management, and 3) specialized "Intelligent Video Analysis" software applications using biometrics, sensors, motion detection/tracking, access control, and other functions.

The Company’s video networking system is comprised of proprietary hardware (namely our “COMCAM Series 10” cameras and micro-servers) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications. Our competitive features include:

•	high performance with low-power consumption;

•	proprietary, low bandwidth compression;

•	Data fusion with video;

•	frame-by-frame encryption, motion-detection, access-control and other software capabilities; and

•	multiple input/output ports.

All of our products use flexible viewer/recorder software that runs on PCs, handheld personal digital assistants (“PDAs”), and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

The target for our next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. In addition to the homeland security market, applications exist in telemedicine, transportation monitoring, process control and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

During 2008, we sold a limited quantity of units which were primarily used as pilot applications for testing purposes. Our customers have included certain United States Governmental agencies as well as private firms. Our marketing goal is to procure government contracts, expand our commercial business and, in the future, penetrate the retail market offering a monthly subscription model.

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

IP-surveillance enables users to develop an open digital surveillance system by providing solutions for converting analog images into an easily distributable digital format. The high-resolution digital images can be viewed, stored, or transferred anywhere on a computer network. IP-surveillance has enormous performance advantages over analog video monitoring systems as well as substantial cost savings, which include:

•	Faster installation and step by step implementation;

•	Lower maintenance costs;

•	Decreasing digital technology prices;

•	Capacity for integration; and

•	Wireless remote accessibility that decreases costs.

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

Sophisticated software, embedded in the ComCam 10 camera and micro-server, compresses and manages a broadband video signal in real-time before transmitting it either via a wire line or wirelessly. Video entering the device’s IDNC network processor is converted to digital data, compressed, and formatted for local storage or direct transmission to a network server. The ComCam 10 enables easy data trans-coding to any data format which facilitates fast transmission to a variety of devices, such as cell phones, PDA’s, etc.

The Company’s technology operates with minimal power consumption, enabling the use of solar panels as a power source for full functionality in remote locations such as weather stations and border crossings.

Other Hardware Products

In addition to the ComCam 10 series, the Company offers the following hardware items:

•	Asset Tracking System developed by ComCam and used by DHS ICE in New York, including Integrated IP, sensor array, and network barcode devices;

•	Video MicroServers adapt legacy closed circuit television (CCTV) and Mil-Spec i maging products and sensors to enable IP command and control capability;

•

High-end IP cameras (including the CF-130, a 1.3 mega pixel camera that delivers crisp, uncompressed, digital video over long distances previously unattainable by conventional camera systems, with both night and day capability ); and

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

Manufacturing

We began manufacturing with Pennsylvania-based Strategic Manufacturing Technologies, Inc. (“Strategic”), located at 505 Trestle Place, Downingtown, Pennsylvania, 19353, in October of 2005. We have no manufacturing agreement in place. Based on our purchase orders, Strategic obtains the necessary computer and camera components from source suppliers such as Motorola, Inc., and Analog Devices, Inc. Strategic then uses these components to manufacture and assemble our camera systems. Following Strategic’s manufacturing process we perform any needed final assembly in-house. Our customers then install their purchased units and we provide ongoing technical support.

The Company has begun a limited but scheduled delivery of its products from Strategic. Historically, we have had a time lag between purchases and delivery of our product. However, since our first purchase from Strategic, we are now able to stock our products for immediate distribution.

Customers

During the last few years, most of our sales have been for pilot applications and testing purposes, as well as providing consulting services and expert witness testimony. Our unrelated customers have included:

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

Our related customers include Pinnacle Electronic Systems, Inc. of West Chester, Pennsylvania, who purchased two video security systems, and our provision of software consulting services for two projects, the Federal Detention Center (Brooklyn, New York) and the Liberty Center (Philadelphia, Pennsylvania).

Additionally, we have delivered video systems to the National Oceanic & Atmospheric Administration (Department of Commerce) and the State of Washington Fish and Wildlife Service.

Marketing and Sales Opportunities

The Company’s marketing and sales team operates from West Chester, Pennsylvania and targets the following market segments.

1.

We sell directly to end-users, with a focus on the government, specifically the Department of Homeland Security and U.S. Ports of Entry. In this space, the Company can leverage its extensive relationships throughout the law enforcement, military and intelligence communities, thereby capitalizing on a virtually recession-proof market experiencing phenomenal growth. IMS Research in its Global Homeland Security, Homeland Defense & Intelligence Markets Outlook 2009-2018 reports that homeland security expenditures for Homeland Security, Homeland Defense and Counter Terror Intelligence are expected to increase from their current level of $418 billion in 2009 to $748 billion annually in 2018.

2.

Leverage our products’ mobile and wireless strengths to address the large and growing market for mobile video surveillance equipment. The World Market for Mobile Video Surveillance Equipment as outlined by IMS Research was estimated at over $375M in 2008 and growing exponentially. The market is highly fragmented with no supplier holding over 10% market share. Transport operators face more threats than ever before whether from fraudulent insurance claims, vandalism or maintaining good driving practices. High profile terrorist attacks on public transportation have also highlighted the need for increased video surveillance. Governments around the world are identifying transit security as an important part of their economic stimulus packages. The Company’s wireless surveillance and access control systems combine cutting-edge patented software and hardware; total system integration command and control solutions for major security agencies and others.

3.

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

4.

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

5.

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

The FCC’s definition of a Class A Digital Device is one which is marketed for use in a commercial, industrial or business environment. Our COMCAM series 10 camera and other hardware are Class A Digital Devices. However, since we sell our hardware products to system integrators, dealers and other third-party resellers who integrate our products into their own FCC approved video solutions, we are not required to obtain FCC approvals. Rather, each reseller secures its FCC and/or other approvals.

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

RoHS, short for Restriction of Hazardous Substances, also known as Lead-Free, is a European Union directive from 2002 which restricts the use of six hazardous materials found in electronic products. All electronic products sold in the EU market must pass RoHS compliance. Further, the need to comply with RoHS type directives is evolving globally. Japanese manufacturers have been reducing lead levels since 2000 and California has already passed legislation to fall in line with the EU RoHS timescales.

To satisfy lead related requirements as they expand in our customers’ states and countries, we may need to substitute different components into our hardware. These replacement components will need to contain less of the hazardous materials which are finding their way into the world’s landfills.

Research and Development

We are involved on an ongoing basis in research and development activities related to improving the capacity and performance of our products. During the years ended December 31, 2008 and 2007, the Company spent $9,188 and $6,052, respectively, on research and development activities. We expect to increase research and development expenditures as our business develops.

Employees

The Company has one (1) full-time employee. We also use legal, accounting, and auditing firms, as required, that assist us in the operation of our business.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by the Company with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2008 and 2007, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,849,703 as of December 31, 2008. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2008, the Company had a working capital deficit of $1,418,608. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE COMPANY IS LARGELY DEPENDENT UPON FEW CUSTOMERS

We have in the past, and may in the future lose our customers or a substantial portion of our business with one or more major customers. If we do not sell products to our existing customers in the quantities anticipated, or if our customers reduce or terminate their relationships with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with our largest customers or any other customers could materially reduce our revenue.

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

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures at the end of 2010. Until the point at which cash flow from operations can match expenditures we will have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

We incur significant expenses as a result of being REGISTERED WITH THE COMMISSION, which EXPENSES negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE NOT CONSIDERED EFFECTIVE, WHICH CONCLUSION MAY RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company leases 4,500 square feet of office space on a monthly basis in West Chester, Pennsylvania. Our lease costs were approximately $50,000 for each of the years ended December 31, 2008 and 2007. We believe that the space leased is generally suitable and adequate to accommodate current operations.

ITEM 3.     LEGAL PROCEEDINGS

The Company was not party to any legal proceedings as of December 31, 2008.

Park Valley Associates II, LP

On October 29, 2009 Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent for the use of the premises. The Company is in negotiations with counsel for Park Valley Associates II, LP. to settle the outstanding amount due and has paid $25,000 to date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “CMCJ” in September of 2008. The quotation was relegated to the Pink Sheets in May 2009 due to the Company’s inability to file its annual report on a timely basis. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the periods ended December 31, 2008 through September 30, 2009 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2009	September 30	$0.89	$0.15
	June 30	$2.00	$0.02
	March 31	$0.05	$0.02
2008	December 31	$0.30	$0.05

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2008, there were 68 shareholders of record holding a total of 3,608,354 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2008, there were no shareholders of record of the 2,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of December 31, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of December 31, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debenture

As of December 31, 2008, the Company had convertible debt agreements with HNI Group, LLC and Global Megatrend.

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

None.

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

The Company has significantly increased our intellectual property (IP) portfolio with the addition of US Patent 6,975,220 to our portfolio. The technology embodied in the patent is expected to enhance the command-and-control appliances and remote management services offered by our products. Further, we intend to license the ‘220’ patent directly to OEM partners, online service providers, software developers, consumer electronics companies and other industry partners developing online services with intelligent remote devices. The patent was acquired from HNI, LLC (a Connecticut LLC), a partnership that includes The Hartford, Next Generation Ventures, LLC, and Connecticut Innovations.

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

Results of Operations

During the year ended December 31, 2008, we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the year ended December 31, 2008 decreased to $11,502 from $1,209,762 for the year ended December 31, 2007, a decrease of 99%. The decrease in revenue over the comparative periods can be attributed to the Department of Defense’s Immigration and Customs Enforcement contract that was completed during the fourth quarter of 2007. The Company expects revenue to increase over the next twelve months if sufficient resources become available for the manufacturing and marketing of our products.

Cost of revenue for the year ended December 31, 2008 decreased to $132,438 from $1,019,564 for the year ended December 31, 2007, a decrease of 87%. The decrease in the cost of revenue over the comparative periods can be primarily attributed to the decrease in revenue over the current twelve month period. The Company expects the cost of revenue to grow in relation to an increase in sales over the next twelve months.

Gross loss for the year ended December 31, 2008 was $120,936 in comparison with a gross profit of $190,198 for the year ended December 31, 2007. The gross loss can be attributed to the decline in revenue. An increase in revenue may return the Company to gross profits in future periods.

Expenses

Operating expenses for the year ended December 31, 2008 increased to $333,365 from $246,067 for the year ended December 31, 2007, an increase of 35%. The increase in operating expenses over the comparative periods is attributable to general and administrative expenses and research and development expenses. The Company expects that operating expenses will continue to increase over the next twelve months subject to the availability of financial resources dedicated to research and development and marketing.

Depreciation and amortization expenses for the years ended December 31, 2008 and 2007 were $12,622 and $2,074, respectively.

Other Income (Expense)

Losses from other income and expenses for the year ended December 31, 2008 decreased to $71,871 from $312,273 for the year ended December 31, 2007, a decrease of 77%. This decrease is due primarily to a decrease in interest expenses over the comparative periods. The Company expects that losses from other income and expenses over the next twelve months will continue to decrease as interest expenses fall.

Losses

Net losses for the year ended December 31, 2008 increased to $526,172 from $368,142 for the year ended December 31, 2007, an increase of 43%. The decrease in losses over the comparative periods is primarily due to general and administrative expenses and interest expense. The Company expects to continue to incur losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at December 31, 2008, consisted of approximately $5,593,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2008 or 2007.

Liquidity and Capital Resources

Cash flow used in operations was $29,602 for the year ended December 31, 2008, as compared to cash flow used in operations of $229,628 for the year ended December 31, 2007. The decrease in cash flows used in operating activities for the year ended December 31, 2008 can be primarily attributed to the changes in accounts receivable and provision for inventory obsolescence. The Company expects to continue to use cash flow in operating activities until such time as net losses transition to net profits.

Cash flows used in investing activities was $443 for the year ended December 31, 2008 and $0 for the year ended December 31, 2007. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $31,069 for the year ended December 31, 2008, as compared to $223,931 for the year ended December 31, 2007. Cash flow provided by financing activities for the year ended December 31, 2008 is primarily attributable to the increase in notes payable. The Company expects to generate additional cash flow from financing activities in future periods.

The Company had a working capital deficit of $1,418,608 as of December 31, 2008. We have funded our cash needs from inception through December 31, 2008 through revenues and a series of debt and equity transactions. Until such time as we can increase revenues, we will require new debt or equity transactions to satisfy cash needs. If we are unable to increase our cash flows from operating activities or obtain additional financing, we may not be able to continue operations.

The Company has no lines of credit or other bank financing arrangements.

The Company has no commitments for future capital expenditures that were material at year-end.

The Company has adopted the 2008 Benefit Plan of ComCam International, Inc. registered under Form S-8 pursuant to which it can issue or option up to 250,000 shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of December 31, 2008, 200,000 shares had been issued to a consultant as payment for accounts payable related to consulting services.

The Company has entered an employment agreement with Don Gilbreath that provides for a five year term, effective June, 2005, that includes a monthly fee and the right to participate in the Company’s Benefit Plan.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,849,703 as of December 31, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward-looking statements. A safe-harbor provision may not be applicable to the forward-looking statements made in this current report. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

•

general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material impact on our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-18.

COMCAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

                                                                                               Page

     Report of Independent Registered Public Accounting Firm     F-2

     Balance Sheets                                                                    F-3

     Statements of Operations                                                      F-4

     Statements of Stockholders’ Equity (Deficit)                          F-5

     Statements of Cash Flows                                                     F-6

     Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ComCam International, INC.

West Chester, Pennsylvania

We have audited the accompanying balance sheets of ComCam International, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2008. ComCam International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam International, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming ComCam International, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, ComCam International, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
December 31, 2009

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$1,024	-
Accounts receivable, net	-	192,541
Inventories, net	-	66,278
Total current assets	1,024	258,819

Property and equipment, net	115,000	127,179
Other assets	2,106	2,106
Total assets	$118,130	388,104

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Checks in excess of cash	$-	38,931
Accounts payable	348,710	316,860
Accrued payroll	109,650	-
Accrued interest	167,584	93,805
Related party payables	2,120	-
Embedded derivative liability	-	69,976
Notes payable	791,568	707,433
Total current liabilities	1,419,632	1,227,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 3,608,354 and 3,408,354 shares issued and outstanding at 2008 and 2007	361	341
Additional paid-in capital	4,547,840	4,484,289
Accumulated deficit	(5,849,703)	(5,323,531)
Total stockholders' deficit	(1,301,502)	(838,901)
Total liabilities and stockholders' deficit	$118,130	388,104

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

		2008	2007

Revenues, net		$11,502	1,209,762
Cost of revenues		132,438	1,019,564

Gross profit (loss)		(120,936)	190,198

Operating expenses:
General and administrative expenses		324,177	271,965
Research and development expenses		9,188	6,052
Gain on cancellation of debt		-	(31,950)

		333,365	246,067

Loss from operations		(454,301)	(55,869)

Other income (expense):
Interest income		507	883
Interest expense		(88,783)	(341,153)
Gain on embedded derivative liability		16,405	27,997

		(71,871)	(312,273)

Loss before provision for income taxes		(526,172)	(368,142)

Provision for income taxes		-	-
	$
Net loss		(526,172)	(368,142)

Net loss per common share - basic and diluted		$(0.15)	(0.18)

Weighted average common and common
equivalent shares		3,443,970	2,011,000

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2008 and 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2007	-	$-	2,010,795	$201	$1,811,668	$(4,955,389)	$(3,143,520)

Reduction in shares due to spin-off	-	-	(10,835)	(1)	1	-	-

Transfer of assets and liabilities from
ComCam, Inc.	-	-	-	-	1,196,410	-	1,196,410

Issuance of common stock for note payable	-	-	1,408,394	141	1,476,210	-	1,476,351

Net loss	-	-	-	-	-	(368,142)	(368,142)

Balance at December 31, 2007	-	-	3,408,354	341	4,484,289	(5,323,531)	(838,901)

Effect of removal of embedded derivative	-	-	-	-	53,571	-	53,571

Issuance of common stock for debt reduction			200,000	20	9,980	-	10,000

Net loss	-	-	-	-	-	(526,172)	(526,172)

Balance at December 31, 2008	-	$-	3,608,354	$361	$4,547,840	$(5,849,703)	$(1,301,502)

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(526,172)	(368,142)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	12,622	2,074
Accretion - debenture interest expense	14,135	56,540
Gain on embedded derivative	(16,405)	(27,997)
Gain on cancellation of accounts payable	-	(31,950)
Provision for losses on accounts receivable	-	5,000
Provision for inventory obsolescence	66,278	-
(Increase) decrease in:
Accounts receivable	192,541	(190,680)
Inventories	-	11,770
Other assets	-	2,000
Increase (decrease) in:
Accounts payable	41,850	30,272
Related party payable	2,120	-
Accrued expenses	183,429	281,485
Net cash used in operating activities	(29,602)	(229,628)

Cash flows from investing activities:
Purchase of property and equipment	(443)	-
Net cash used in investing activities	(443)	-

Cash flows from financing activities:
Checks in excess of cash	(38,931)	38,931
Increase in notes payable	70,000	185,000
Net cash provided by financing activities	31,069	223,931

Net increase (decrease) in cash	1,024	(5,697)

Cash, beginning of year	-	5,697

Cash, end of year	$1,024	-

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Comcam International, Inc. (the Company) was organized under the laws of the state of Delaware on September 19, 1998. The Company was a wholly-owned subsidiary of ComCam, Inc. until December 28, 2007 when the Company was spun-off as a dividend to the shareholders of ComCam, Inc. The Company’s operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology.

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

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (ASC Topic 360), “Accounting for the Impairment of Long-Lived Assets.”  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Intangible Assets

     The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (ASC Topic 360), “Goodwill and Other Intangible Assets”. SFAS No. 142 (ASC Topic 360) establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 144, the Company periodically reviews their definite-life intangible assets for impairment. No impairment was recorded during the years ended December 31, 2008 and 2007. Definite-life intangible assets are amortized using the straight-line method over their estimated 13 year useful lives.

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

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (ASC Topic 740) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (ASC Topic 740).” This statement clarifies the accounting for uncertainty in income tax positions. The Company has filed income tax returns in the U.S. federal jurisdiction and in certain states.

The Company adopted the provisions of FIN 48 (ASC Topic 740) on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2008 and 2007, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2008.

Earnings (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

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

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 2 – Going Concern

As of December 31, 2008, the Company has negative working capital, stockholders’ deficit, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

Note 4 – Inventories

Inventories consist of the following:

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 5 – Property and Equipment

Property and equipment consists of the following:

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 7 – Convertible Debenture and Embedded Derivative to HNI, LLC

On February 14, 2008, the Company entered into an amendment agreement with HNI, LLC. The Debenture, as amended, accrues interest at 12% per annum, is due on February 14, 2009, and was convertible into 138,834 shares. As a result of the new conversion provisions set forth in the amendment agreement, the embedded derivative liability was removed.

Details related to the convertible debenture are discussed below as they were when initiated.

The Company analyzed the Debenture based on the provisions of EITF 00-19 (ASC Topic 815-15) and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

Embedded Derivative

The fair value upon inception of the embedded derivative was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. Upon issuance the fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

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

Note 8 – Operating Leases

The Company leases its office building on a month-to-month basis. Rental expense related to this operating lease for the years ended December 31, 2008 and 2007 was approximately $50,000 and $50,000, respectively.

Note 9 – Gain On Cancellation of Debt

During the year ended December 31, 2007, the Company recognized a gain from the cancellation of amounts owed to three individuals for costs incurred for consulting services of $31,950.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 10 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

The Company has net operating loss carryforwards of approximately $5,593,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 11 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

		2008	2007
Interest	$	-	-
Income taxes	$	-	-

During the year ended December 31, 2008:

- The Company removed an embedded derivative liability and increased additional paid-in capital $53,571.
- The Company issued 200,000 shares of common stock for accounts payable of $10,000.

During the year ended December 31, 2007:

The Company issued 1,408,394 shares of common stock in exchange for a note payable of $1,100,000 and accrued interest of $376,351.Certain assets and liabilities were transferred to the Company from ComCam, Inc. as follows:

Property and equipment, net	$	118,724
Notes payable, net		(230,893)
Embedded derivative liability		(97,973)
Accrued interest		(41,484)
Advances payable to ComCam, Inc.		1,448,036
		1,196,410
Capital contribution from ComCam, Inc.		(1,196,410)
	$	-

Note 12 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2008.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 13 – Common Stock

On October 27, 2008, the Company authorized the issuance of 200,000 shares to a consultant as payment against accounts payable related to consulting services.

Effective November 7, 2007, the Company approved a 1-for-2.87 reverse common stock split. All common share amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying financial statements.

Note 14 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 15 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 31, 2009.

In December 2009, the Company acquired all of the outstanding shares of Pinnacle Integrated Systems, Inc. (d/b/a P2 ABC Controls, referred to herein as “P2”) pursuant to the terms and conditions of a Share Purchase Agreement in exchange for 300,000 shares of the Company’s common stock and a promissory note in the amount of $1,000,000 to be paid by June 15, 2010 in five equal payments of $200,000 that is secured by the shares of P2 and its business assets. The initial payment is due February 15, 2010.

In October 2009 Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent. The Company is in negotiations with counsel for Park Valley Associates II, LP to settle the outstanding amount due and has paid $25,000 to date.

In August 2009, the Company borrowed $35,000 from an individual, and then lent $35,000 to a vendor with the same terms as the amount borrowed from the individual. The terms are for the $35,000 to be repaid by March 3, 2010 along with $5,000 interest. On December 3, 2009, the vendor paid $5,000 in interest directly to the Company's individual.

In July 2009, the Company issued an Amended and Restated Debenture to HNI, LLC (“HNI”) in the principal amount of $151,185 that amended and restated a Secured Debenture with a maturity date of February 14, 2007, as amended on September 28, 2007 and February 14, 2008 in consideration for HNI’s sale and assignment of certain assets to the Company. Pursuant to the terms of the Amended and Restated Debenture the Company was to commence monthly payments on September 1, 2009 of $13,081 until such time as the principal amount and accrued interest was satisfied in full. The Company has failed to make any payments pursuant to the Amended and Restated Debenture and the agreement is currently in default.

During 2009, the Company has issued 3,314,286 shares of common stock to various parties for services rendered, $265,000 in cash, and for the stock of P2 as described above.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 16 – Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

COMCAM INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 16 – Recent Accounting Pronouncements (continued)

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

•

lack of an audit committee due to a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting;

•	inadequate segregation of duties consistent with control objectives; and

•	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate segregation of duties and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to initiate, the following measures:

•	segregate the duties of chief executive officer and chief financial officer/principal accounting officer consistent with our control objectives; and

•	appoint additional outside directors to our board in order to form a functioning audit committee that will undertake oversight in the establishment and monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	51 52 63	1998 1999 2000	CEO, CFO, PAO and Director Director Director

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

Mr. Betty has over 22 years of experience in the electronics industry. From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget. He was the founder and is the current president of Pinnacle Integrated Systems, Inc., a security systems integration firm located in West Chester, Pennsylvania. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

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

Director Independence

Our common stock is listed on the Pink Sheets inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had one independent director as of December 31, 2008.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Don Gilbreath failed to timely file a Form 3, 4 or 5 despite being our executive officer, a director , and the beneficial owner of more than 10% of our common stock.

•	Robert Betty failed to timely file a Form 3, 4 or 5 despite being a director and shareholder.

•	Albert White failed to timely file a Form 3, 4 or 5 despite being a director.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officer. Salary and consulting fees are currently the only forms of compensation utilized in our compensation program. We believe that these forms of compensation are adequate to retain and motivate our sole executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces though we have no specific formula to determine compensatory amounts. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our current objectives, we may expand our compensation program to include options and other compensatory elements in the future.

Due to financial constraints, limited compensation was paid as of the annual periods ended December 31, 2008, 2007, and 2006 to retain the services of its sole executive officer Don Gilbreath. Nonetheless, the Company does have an employment agreement, with a five year term, that currently entitles Mr. Gilbreath to a salary of $100,000 per annum, Company health benefits and participation in equity based benefit plans. Despite this agreement, Mr. Gilbreath agreed to waive any entitlement to said salary and benefits for the period from June 22, 2005 to December 31, 2007 though he was paid certain amounts over this period in consulting fees. During the period ended December 31, 2008 Mr. Gilbreath accrued his salary of $100,000.

Tables

The following table provides summary information for the years 2008, 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath CEO, CFO, PAO, and director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	100,000 4,000 39,000	100,000* 4,000 39,000

* Salary of of $100,000 was accrued but not paid to Mr. Gilbreath.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

Compensation Committee Deliberations and Insider Participation

There are no deliberations to report concerning executive officer compensation during the last fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 3,608,354 shares of common stock issued and outstanding as of December 31, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Don Gilbreath, CEO, CFO, principal accounting officer and director 1525 Tanglewood Drive West Chester, Pennsylvania, 19380	Common	561,157	15.6%
Robert Betty, director 912 Carrie Lane West Chester, Pennsylvania, 19383	Common	66,004	1.8%
Albert White, director 420 Northwest Drive Silver Spring, Maryland 20901	Common	10,000	0.3%
ACC Investors, LLC* 1330 Avenue of the Americas 36th Floor New York, New York 10019	Common	1,408,394	39.0%
Officer and Directors as a Group	Common	627,161	17.7%

*      Paul Higbee makes voting and investment decisions for ACC Investors. Paul Higbee uses ACC Investors’ address as his mailing address.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

On June 22, 2005 the Company entered into an employment agreement with Don Gilbreath, our sole executive officer and one of our directors that entitles him to a fixed salary, health benefits and participation in our equity based benefit plan. Since execution to December 31, 2007 Mr. Gilbreath waived any entitlements pursuant to his employment agreement and was instead compensated with consulting fees. Mr. Gilbreath accrued an amount of $100,000 during the annual period ended December 31, 2008 pursuant to his employment agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy ("Pritchett") is providing audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2008 and December 31, 2007 and review of the Company’s quarterly financial statements for the fiscal years ended December 31, 2008. The aggregate fees billed by Pritchett were $28,799 during 2008.

Jones Simkins P.C. (“Jones Simkins”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006 and reviews of the Company’s quarterly financial statements for the fiscal year ended December 31, 2006. The aggregate fees billed by Jones Simkins were $8,733 during 2007.

Audit Related Fees

Pritchett billed the Company no fees in 2008 or 2007 for professional services that were reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed the Company no fees for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed the Company no fees in 2008 or 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have an audit committee. Therefore, all services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-18, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income
Statements of Stockholders’ Equity
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 38 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of December, 2009.

COMCAM INTERNATIONAL, INC.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date

/s/ Don Gilbreath          Director     December 31, 2009

Don Gilbreath

/s/ Robert Betty     Director     December 31, 2009

Robert Betty

/s/ Albert White     Director     December 31, 2009

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

10 (iii)*     Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007(incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

10 (iv)*          Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10(v)     * Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

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