Form 10-Q
period 2009-03-31
COMCAM INTERNATIONAL INC
filed 2010-01-27
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

At January 26, 2010 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 6,922,640.

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

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$6,812	1,024
Related party receivable	8,470	-

Total current assets	15,282	1,024

Property and equipment, net	111,829	115,000
Other assets	2,106	2,106

Total assets	$129,217	118,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$362,211	348,710
Accrued expenses	327,101	277,234
Related party payables	-	2,120
Notes payable	791,568	791,568

Total current liabilities	1,480,880	1,419,632

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 3,848,354 and 3,608,354 shares issued and
outstanding, respectively	385	361
Additional paid-in capital	4,564,816	4,547,840
Accumulated deficit	(5,916,864)	(5,849,703)

Total stockholders' deficit	(1,351,663)	(1,301,502)

Total liabilities and stockholders' deficit	$129,217	118,130

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008

	2009	2008

Revenues, net	$6,710	3,134
Cost of revenues	-	1,381

Gross profit	6,710	1,753

Operating expenses:
General and administrative expenses	52,161	139,618
Research and development expenses	-	4,598

	52,161	144,216

Loss from operations	(45,451)	(142,463)

Other income (expense):
Interest income	-	194
Interest expense	(21,710)	(30,015)
Gain on embedded derivative liability	-	16,405

	(21,710)	(13,416)

Loss before provision for income taxes	(67,161)	(155,879)

Provision for income taxes	-	-

Net loss	$(67,161)	(155,879)

Net loss per common share - basic and diluted	$(0.02)	(0.05)

Weighted average common and common equivalent shares	3,696,354	3,408,354

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(67,161)	(155,879)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,171	3,134
Accretion - debenture interest expense	-	14,135
Gain on embedded derivative	-	(16,405)
(Increase) decrease in:
Accounts receivable	-	184,004
Related party receivable	(8,470)	-
Increase (decrease) in:
Accounts payable	13,501	(19,302)
Accrued expenses	49,867	43,050
Related party payable	(2,120)	-

Net cash provided by (used in) operating activities	(11,212)	52,737

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Checks in excess of cash	-	(38,931)
Issuance of common stock	17,000	-

Net cash provided by (used in) financing activities	17,000	(38,931)

Net increase in cash	5,788	13,806

Cash, beginning of period	1,024	-

Cash, end of period	$6,812	13,806

The accompanying notes are an integral part of these financial statements

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of Comcam International, Inc. (the “Company”) have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2009 the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 – Related Party Receivable

The related party receivable consists of $8,470 from ComCam, Inc., a company that at the period ended March 31, 2009 had similar management as the Company. The receivable is non-interest bearing, due on demand, and unsecured.

Note 5 – Related Party Transactions

An employment agreement exists between the Company and Don Gilbreath, an executive and director of the Company. Pursuant to the agreement, during the three months ended March 31, 2009 and 2008 the Company recognized payroll expense of approximately $25,000.

Accrued expenses on the balance sheets as of March 31, 2009 and 2008 include unpaid wages due to Mr. Gilbreath of approximately $125,000 and $25,000, respectively.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Note 6 – Common Stock

In February 2009, the Company issued 240,000 shares of common stock in exchange for $17,000 in cash.

Note 7 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through January 22, 2010.

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

In August 2009, the Company borrowed $35,000 from a stockholder, and then lent $35,000 to a vendor with the same terms as the amount borrowed from the stockholder. The terms, as amended, are for the $35,000 to be repaid by March 3, 2010 along with $5,000 interest. On December 3, 2009, the vendor paid $5,000 in interest directly to the Company's stockholder, based on the original terms of the agreement.

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

In June 2009, the Company issued 100,000 shares of common stock in exchange for the $25,000 note payable and related accrued interest payable of approximately $10,000 owed to Robert Emmet as of that date.

In addition to the common stock transactions described above, subsequent to March 31, 2009, the Company has issued 1,450,000 shares of common stock in exchange for services rendered of $104,000, 1,074,286 shares of common stock in exchange for cash of $248,000, and 150,000 shares of common stock in exchange for accounts payable of $10,500.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Note 8 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This ASU amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This ASU amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU changed the accounting model for revenue arrangements that include both tangible products and software elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Note 8 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This ASU has eliminated that residual method of allocation for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification carries the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2009.

The Company

Summary

The Company develops network video solutions and network fusion technologies for U.S. government agencies, Fortune 500 companies, research facilities, original equipment manufacturers and systems integrators worldwide that utilize proprietary digital wireless camera/management systems. We also offer technical services in support of our products.

Our digital wireless camera/management systems manage complex command-and-control applications that are equipped with real time interactive capabilities for rapid deployment in military or civilian instances to borders, ports, airports and detention facilities. We apply our next generation technology to existing security systems by seamlessly integrating a suite of analytics, including third-party security solutions, access control, biometrics, radio frequency identification (RFID), chemical detection and seismic detection, to improve real-time decision-making for critical events over any wireless network.

On its own or working with prime government contractors like DRS, Motorola, Siemens, and other strategic partners, the Company’s products are deployed in such diverse locales as JFK airport in New York City, isolated sections of the Texas-Mexico border, and remote mountain passes in Afghanistan.

Intellectual Property

The Company’s intellectual capital includes patents and a library of proprietary hardware and software implemented through the sale or licensing of: i) intelligent camera and micro-server devices, ii) a suite of software and software toolkits for command & control, mobile display, and storage/data management, and iii) specialized "Intelligent Video Analysis" software applications using biometrics, sensors, motion detection/tracking, access control, and other functions.

Our patents are referenced as No. US 6,975,220 B1, “Internet Based Security, Fire and Emergency Identification and Communication System” and No. US 7,302,481 B1, “Methods and Apparatus Providing Remote Monitoring of Security and Video Systems.”

The Company’s video networking system is comprised of proprietary hardware (namely “COMCAM Series 10” cameras and micro-servers) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications.

All of our products use flexible viewer/recorder software that runs on PCs, handheld personal digital assistants (“PDAs”), and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

Development Objectives

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

Subsequent Event

During December of 2009, the Company acquired Pinnacle Integrated Systems, Inc. (“Pinnacle”), a security systems integrator focused on correctional facilities across the United States that provides turnkey system design and installation, maintenance contracts, and field support technicians.

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and by providing specialized services. In addition, our financial condition is tied to our ability to realize additional debt or equity financing in combination with stability in administrative expenses. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since the Company does not expect to generate sufficient cash flow in the short term, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. Our operations will require between $500,000 and $1,000,000 in outside funding over the next twelve months. We can provide no assurance that our efforts will be successful.

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

Results of Operations

During the three month period ended March 31, 2009 we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended March 31, 2009 increased to $6,710 from $3,134 for the three month period ended March 31, 2008, an increase of 114%. Revenue in the current period is currently limited due to our inability to bond contracts or manufacture products due to funding constraints. We expect revenue to increase over the next twelve months if sufficient resources become available to facilitate the bonding of contracts and the manufacture of our proprietary products for market.

Cost of revenue for the three month period ended March 31, 2009 decreased to $0 from $1,381 for the three month period ended March 31, 2008. We had no cost of revenue in the current three month period over the comparative period since revenues were derived from the provision of technical services as compared to the sale of products in the prior three month period. The Company expects to realize costs associated with revenue in connection with the manufacture of its products.

Gross Profit

Gross profit for the three month period ended March 31, 2009 increased to $6,710 from $1,753 for the three month period ended March 31, 2008, an increase of 283%. The increase in gross profit over the comparable three month periods is attributable to the absence of costs associated with revenues in the current three month period. We expect that gross profits will decrease in the near term as the Company returns to the sale of manufactured products.

Expenses

Operating expenses for the three month period ended March 31, 2009 decreased to $52,161 from $144,216 for the three month period ended March 31, 2008, a decrease of 64%. The change in operating expenses over the comparative periods is attributable to a decrease in general and administrative expenses from $139,618 to $52,161 and a decrease in research and development expenses from $4,598 to $0. We expect that operating expenses will increase over the next twelve months as management seeks to expand business operations.

Depreciation and amortization expenses for the three month periods ended March 31, 2009 and 2008 were $3,171 and $3,134, respectively.

Other Expenses

Losses from other income and expenses for the three month period ended March 31, 2009 increased to $21,710 from $13,416 for the three month period ended March 31, 2008, an increase of 62%. Losses related to interest expense in the three month period ended March 31, 2008 were primarily offset by a gain of $16,405 that was realized as the result of an embedded derivative liability. Therefore, despite the decrease in interest expenses over the three month period ended March 31, 2009 the absence of any mitigating income caused losses from other expenses to increase. The Company expects that losses from other expenses will actually decrease over the next twelve months as management strives to reduce debt.

Net Losses

Net losses for the three month period ended March 31, 2009 decreased to $67,161 from $155,879 for the three month period ended March 31, 2008, a decrease of 57%. The decrease in losses over the comparative periods is primarily due to the decrease in general and administrative expenses in the three month period ended March 31, 2009. We expect to continue to incur losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at March 31, 2009 was over $5,500,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2009 or 2008.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,465,598 as of March 31, 2009.

The Company had current assets of $15,282 and total assets of $129,217 as of March 31, 2009. Current assets consisted of cash on hand and a related party receivable. Total assets included property and equipment. The Company had total current liabilities of $1,480,880 as of March 31, 2009. Current liabilities included notes payable, accounts payable and accrued expenses.

Cash flow used in operations was $11,212 for the three month period ended March 31, 2009 as compared to cash flow provided by operations of $52,737 for the three month period ended March 31, 2008. The transition from cash flow provided by operations in the prior three month period to cash flow used in operations in the current three month period can be primarily attributed to the decrease in accounts receivable in the current three month period over the comparable three month period. We expect to continue to use cash flow in operating activities over the near term.

Cash flow used in investing activities was $0 for the three month periods ended March 31, 2009 and 2008. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $17,000 for the three month period ended March 31, 2009 as compared to cash flow used in financing activities of $38,931 for the three month period ended March 31, 2008. Cash flow provided by financing activities for the three month period ended March 31, 2009 is attributable to the issuance of common stock for cash. We expect to generate additional cash flow from financing activities in the near term.

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

The Company has no commitments for future capital expenditures that were material at March 31, 2009.

The Company has entered an employment agreement with Don Gilbreath that provides for a five year term, effective June, 2005, that includes a monthly fee and the right to participate in the Company’s Benefit Plan.

The Company has adopted the 2008 Benefit Plan of ComCam International, Inc. registered under Form S-8 pursuant to which it can issue or option up to 250,000 shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2009, 200,000 shares had been issued to a consultant as payment for accounts payable related to consulting services.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,849,703 as of December 31, 2008 that had increased to $5,916,864 as of March 31, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2008 and 2007, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No.123) (revised 2004) (SFAS No. 123R), Share-Based-Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This ASU amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This ASU amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This ASU has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifys the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification carries the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company was not party to any legal proceedings as of March 31, 2009.

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

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,849,703 as of December 31, 2008, which increased to $5,916,864 at March 31, 2009. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of March 31, 2009 the Company had a working capital deficit of $1,465,598. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures at the end of 2010. Until the point at which cash flow from operations can match expenditures we may have to realize up to $3,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.

/s/ Don Gilbreath                              January 26, 2010

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

10 (ii)*          Joinder, Amendment and Consent Agreement between ComCam, Inc., the Company and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10 (iii)*          Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

10 (iv)          Amended and Restated Debenture dated July 10, 2009 between the Company and HNI.

10 (v) *          Share Purchase Agreement dated December 30, 2009 (incorporated by reference to the Form 8-K filed with the Commission on December 31, 2009).

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