Form 10-Q
period 2009-06-30
COMCAM INTERNATIONAL INC
filed 2010-02-01
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At January 29, 2010 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 6,922,640.

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

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$17,362	1,024
Related party receivable	8,470	-
Total current assets	25,832	1,024

Property and equipment, net	108,658	115,000
Other assets	2,106	2,106
Total assets	$136,596	118,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$372,270	348,710
Accrued expenses	365,184	277,234
Related party payable	-	2,120
Notes payable	766,568	791,568
Total current liabilities	1,504,022	1,419,632

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 4,762,640 and 3,608,354 shares issued and
outstanding, respectively	476	361
Additional paid-in capital	4,782,725	4,547,840
Stock subscription receivable	(156,000)	-
Accumulated deficit	(5,994,627)	(5,849,703)

Total stockholders' deficit	(1,367,426)	(1,301,502)

Total liabilities and stockholders' deficit	$136,596	118,130

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008

Revenues, net		$9,800	11,325	16,510	14,459
Cost of revenues		3,000	61,613	3,000	62,994
Gross profit (loss)		6,800	(50,288)	13,510	(48,535)

Operating expenses:
General and administrative expenses		63,398	51,631	115,559	191,249
Research and development expenses		50	19	50	4,617
		63,448	51,650	115,609	195,866

Loss from operations		(56,648)	(101,938)	(102,099)	(244,401)

Other income (expense):
Interest income		-	197	-	391
Interest expense		(21,115)	(17,194)	(42,825)	(47,209)
Gain on embedded derivative liability		-	-	-	16,405
		(21,115)	(16,997)	(42,825)	(30,413)

Loss before provision for income taxes		(77,763)	(118,935)	(144,924)	(274,814)

Provision for income taxes		-	-	-	-
	$
Net loss		(77,763)	(118,935)	(144,924)	(274,814)

Net loss per common share - basic and diluted		$(0.02)	(0.03)	(0.04)	(0.08)

Weighted average common and common
equivalent shares		4,139,092	3,408,354	3,918,946	3,408,354

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(144,924)	(274,814)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	6,342	6,280
Accretion - debenture interest expense	-	14,135
Gain on embedded derivative	-	(16,405)
(Increase) decrease in:
Accounts receivable	-	182,378
Related party receivable	(8,470)	-
Increase (decrease) in:
Accounts payable	23,560	25,725
Accrued expenses	97,950	87,529
Related party payable	(2,120)	-

Net cash provided by (used in) operating activities	(27,662)	24,828

Cash flows from investing activities:
Purchase of property and equipment	-	(443)

Net cash used in investing activities	-	(443)

Cash flows from financing activities:
Checks in excess of cash	-	(38,931)
Increase in notes payable	-	70,000
Issuance of common stock	44,000	-

Net cash provided by financing activities	44,000	31,069

Net increase in cash	16,338	55,454

Cash, beginning of period	1,024	-

Cash, end of period	$17,362	55,454

The accompanying notes are an integral part of these financial statements

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

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

Note 3 – Going Concern

As of June 30, 2009 the Company’s revenue generating activities are limited and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 – Related Party Receivable

The related party receivable consists of $8,470 from ComCam, Inc., a company that at the period ended June 30, 2009 had similar management as the Company. The receivable is non-interest bearing, due on demand, and unsecured.

Note 5 – Related Party Transactions

An employment agreement exists between the Company and Don Gilbreath, an executive and director of the Company. Pursuant to the agreement, during the six months ended June 30, 2009 and 2008 the Company recognized payroll expense of approximately $50,000.

Accrued expenses on the balance sheets as of June 30, 2009 and 2008 include unpaid wages due to Mr. Gilbreath of approximately $150,000 and $50,000, respectively.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

Note 6 – Common Stock

In June 2009, the Company issued 100,000 shares of common stock in exchange for a $25,000 note payable and related accrued interest payable of approximately $10,000 owed as of that date.

In June 2009, the Company issued 700,000 shares of common stock in exchange for $19,000 in cash and stock subscriptions receivable of $156,000.

In May 2009, the Company issued 114,286 shares of common stock in exchange for $8,000 in cash.

In February 2009, the Company issued 240,000 shares of common stock in exchange for $17,000 in cash.

Note 7 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through January 27, 2010.

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

In October 2009 Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent. The Company is in negotiations with counsel for Park Valley Associates II, LP to settle the outstanding amount due and has paid $50,000 to date.

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

Subsequent to June 30, 2009, the Company has issued 1,600,000 shares of common stock in exchange for services rendered of $114,500, and 260,000 shares of common stock in exchange for cash of $65,000.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

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

June 30, 2009

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued in EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

Note 8 – Recent Accounting Pronouncements (continued)

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

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2009.

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

Results of Operations

During the six month period ended June 30, 2009 we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended June 30, 2009 decreased to $9,800 from $11,325 for the three month period ended June 30, 2008, a decrease of 13%. Revenue for the six month period ended June 30, 2009 increased to $16,510 from $14,459 for the six month period ended June 30, 2008, an increase of 14%. Revenue in the current period was limited by our inability to bond contracts or manufacture products due to funding constraints. We expect revenue to increase over the next twelve months if sufficient resources become available to facilitate the bonding of contracts and the manufacture of our products.

Cost of revenue for the three month period ended June 30, 2009 decreased to $3,000 from $61,613 for the three month period ended June 30, 2008. Cost of revenue for the six month period ended June 30, 2009 decreased to $3,000 from $62,994 for the six month period ended June 30, 2008. The decrease in the cost of revenue over the comparative three and six month periods can be primarily attributed to the nature of revenues in the current comparative periods which were derived from the provision of technical services as compared to the sale of products in the prior comparative periods. The Company expects costs associated with revenue in connection with the manufacture of its products to increase over the next twelve months with a corresponding increase in sales of its products.

Gross Profit/Loss

Gross profit for the three month period ended June 30, 2009 was $6,800 as compared to a gross loss of $50,288 for the three month period ended June 30, 2008. Gross profit for the six month period ended June 30, 2009 was $13,510 as compared to a gross loss of $48,535 for the six month period ended June 30, 2008. The transition from gross loss to gross profit over the comparable three and six month periods is attributable to a decrease in cost of sales in the current comparative periods. We expect that gross profit as a percentage of revenue will decrease in the near term as the Company expects to resume the sale of its products.

Expenses

Operating expenses for the three month period ended June 30, 2009 increased to $63,448 from $51,650 for the three month period ended June 30, 2008, an increase of 23%. The change in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses from $51,631 to $63,398. Operating expenses for the six month period ended June 30, 2009 decreased to $115,609 from $195,866 for the six month period ended June 30, 2008, a decrease of 41%. The change in operating expenses over the comparative periods is primarily attributable to a decrease in general and administrative expenses from $191,249 to $115,559. We expect that operating expenses will increase over the next twelve months as management moves to expand business operations.

Depreciation and amortization expenses for the six month periods ended June 30, 2009 and 2008 were $6,342 and $6,280, respectively.

Other Expense

Losses from other expenses for the three month period ended June 30, 2009 increased to $21,115 from $16,997 for the three month period ended June 30, 2008, an increase of 24%. Losses from other expenses for the six month period ended June 30, 2009 increased to $42,825 from $30,413 for the six month period ended June 30, 2008, an increase of 41%. Losses related to interest expense in the three and six month periods ended June 30, 2008 were primarily offset by a gain of $16,405 that was realized as the result of an embedded derivative liability. Despite the decrease in interest expenses over the comparative six month periods, limited other income caused losses from other expenses to increase. The Company expects that losses from other expenses will actually decrease over the next twelve months as management strives to reduce debt.

Net Losses

Net losses for the three month period ended June 30, 2009 decreased to $77,763 from $118,935 for the three month period ended June 30, 2008, a decrease of 35%. Net losses for the six month period ended June 30, 2009 decreased to $144,924 from $274,814 for the six month period ended June 30, 2008, a decrease of 47%. The decrease in losses over the comparative periods is primarily due to a decrease in general and administrative expenses in the three and six month periods ended June 30, 2009. We expect to continue to incur net losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at June 30, 2009 was over $5,500,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three and six month periods ended June 30, 2009 and June 30, 2008.

Liquidity and Capital Resources

The Company had current assets of $25,832 and total assets of $136,596 as of June 30, 2009. Current assets consisted of cash on hand and a related party receivable. Total assets included property and equipment. The Company had current liabilities and total liabilities of $1,504,022 as of June 30, 2009. Liabilities included notes payable, accounts payable and accrued expenses.

Cash flow used in operations was $27,662 for the six month period ended June 30, 2009 as compared to cash flow provided by operations of $24,828 for the six month period ended June 30, 2008. Cash flows used in operations in the current period can be primarily attributed to net losses mitigated primarily by an increase in accrued expenses. The transition from cash flow provided by operations in the prior six month period to cash flow used in operations in the current six month period can be primarily attributed to the decrease in accounts receivable in the current six month period from the comparable six month period. We expect to continue to use cash flow in operating activities over the near term.

Cash flow used in investing activities was $0 for the six month period ended June 30, 2009 as compared to $443 for the six month period ended June 30, 2008. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $44,000 for the six month period ended June 30, 2009 as compared to $31,069 for the six month period ended June 30, 2008. Cash flow provided by financing activities for the six month period ended June 30, 2009 is attributable to the issuance of common stock for cash. We expect to generate additional cash flow from financing activities in the near term.

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

The Company has no commitments for future capital expenditures that were material at June 30, 2009.

The Company has entered an employment agreement with Don Gilbreath that provides for a five year term, effective June 2005 that includes a monthly fee and the right to participate in the Company’s Benefit Plan. Amounts due to Mr. Gilbreath under the employment agreement have accrued since January 1, 2008.

The Company has adopted the 2008 Benefit Plan of ComCam International, Inc. registered under Form S-8 pursuant to which it can issue or option up to 250,000 shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2009, 200,000 shares had been issued to a consultant as consideration for accounts payable for consulting services.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,849,703 as of December 31, 2008 that had increased to $5,994,627 as of June 30, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued in EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifys the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company was not party to any legal proceedings as of June 30, 2009.

On October 29, 2009 Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent for the use of the premises. The Company is in negotiations with counsel for Park Valley Associates II, LP. to settle the outstanding amount due and has paid $50,000 to date.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,849,703 as of December 31, 2008, which increased to $5,994,627 at June 30, 2009. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2009 the Company had a working capital deficit of $1,478,190. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2009 the Company authorized the issuance of 100,000 shares of common stock to Robert Emmet pursuant to a debt settlement agreement in exchange for a $25,000 note payable and related accrued interest payable of approximately $9,807 or approximately $0.35 per share pursuant to exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (i) the issuance authorization was an isolated private transaction that did not involve a public offering; (ii) there was only one offeree for whom stock was authorized as consideration for a note payable and accrued interest; (iii) the offeree committed to hold the stock for at least one year; (iv) there were no subsequent or contemporaneous public offering of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the authorization of the issuance of the stock took place directly between the offeree and the Company.

In June 2009, the Company authorized the issuance of 700,000 shares of common stock in exchange for $19,000 in cash and stock subscriptions receivable of $156,000 (which receivable has been collected as of the date of this current report) or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals:

Name	Shares
Nancy Lee Seal	650,000
Louis A Wood	50,000

The Corporation complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited investors; (iii) having not violated antifraud prohibitions with the information provided to the creditors; (iv) being available to answer questions by the creditors; and (v) issuing restricted securities to the investors.

In May 2009, the Company authorized the issuance of 114,286 shares of common stock to Evelyn Taylor in exchange for $8,000 in cash or $0.07 per share pursuant to exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (i) the issuance authorization was an isolated private transaction that did not involve a public offering; (ii) there was only one offeree for whom stock was authorized as consideration for cash; (iii) the offeree committed to hold the stock for at least one year; (iv) there were no subsequent or contemporaneous public offering of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the authorization of the issuance of the stock took place directly between the offeree and the Company.

In February 2009, the Company authorized the issuance of 240,000 shares of common stock to Evelyn Taylor in exchange for $17,000 in cash or $0.07 per share pursuant to exemption provided by Section 4(2) of the Securities Act.

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (i) the issuance authorization was an isolated private transaction that did not involve a public offering; (ii) there was only one offeree for whom stock was authorized as consideration for a cash; (iii) the offeree committed to hold the stock for at least one year; (iv) there were no subsequent or contemporaneous public offerings of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the authorization of the issuance of the stock took place directly between the offeree and the Company.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2009.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.

/s/ Don Gilbreath                              January 29, 2010

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

Exhibit     Description

3(i)*     Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).

3(ii)*     Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).

10(i)*          Employment Agreement between the Company, ComCam, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).

10(ii)*          Joinder, Amendment and Consent Agreement between ComCam, Inc., the Company and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10(iii)*          Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

10(iv)*          Amended and Restated Debenture between the Company and HNI dated July 10, 2009 (incorporated by reference to the Form 10-Q filed with the Commission on January 27, 2010).

10(v) *          Share Purchase Agreement between the Company and Pinnacle dated December 30, 2009 (incorporated by reference to the Form 8-K filed with the Commission on December 31, 2009).

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