Form 10-Q
period 2009-09-30
COMCAM INTERNATIONAL INC
filed 2010-02-01
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

2

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

COMCAM INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$-	1,024
Related party receivable	8,054	-
Note receivable	36,667	-
Total current assets	44,721	1,024

Property and equipment, net	105,488	115,000
Other assets	2,106	2,106
Total assets	$152,315	118,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Checks in excess of cash	$17,541	-
Accounts payable	377,804	348,710
Accrued expenses	413,342	277,234
Related party payable	-	2,120
Related party note payable	36,667	-
Notes payable	766,568	791,568
Total current liabilities	1,611,922	1,419,632

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 6,362,640 and 3,608,354 shares issued and
outstanding, respectively	636	361
Additional paid-in capital	4,897,065	4,547,840
Stock subscription receivable	(151,000)	-
Accumulated deficit	(6,206,308)	(5,849,703)
Total stockholders' deficit	(1,459,607)	(1,301,502)

Total liabilities and stockholders' deficit	$152,315	118,130

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues, net	$1,620	11,158	18,130	25,617
Cost of revenues	1,200	2,166	4,200	65,160
Gross profit (loss)	420	8,992	13,930	(39,543)

Operating expenses:
General and administrative expenses	191,048	69,674	306,607	260,923
Research and development expenses	-	4,454	50	9,071
	191,048	74,128	306,657	269,994

Loss from operations	(190,628)	(65,136)	(292,727)	(309,537)

Other income (expense):
Interest income	1,671	113	1,671	504
Interest expense	(22,724)	(17,826)	(65,549)	(65,035)
Gain on embedded derivative liability	-	-	-	16,405
	(21,053)	(17,713)	(63,878)	(48,126)

Loss before provision for income taxes	(211,681)	(82,849)	(356,605)	(357,663)

Provision for income taxes	-	-	-	-

Net loss	$(211,681)	(82,849)	(356,605)	(357,663)

Net loss per common share - basic and diluted	$(0.04)	(0.02)	(0.08)	(0.10)

Weighted average common and common equivalent shares	5,475,683	3,408,354	4,443,561	3,408,354

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(356,605)	(357,663)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	114,500	-
Depreciation and amortization	9,512	9,451
Accretion - debenture interest expense	-	14,135
Gain on embedded derivative	-	(16,405)
(Increase) decrease in:
Accounts receivable	-	180,915
Related party receivable	(8,054)	-
Increase (decrease) in:
Accounts payable	29,094	33,451
Accrued expenses	146,108	132,620
Related party payable	(2,120)	879

Net cash used in operating activities	(67,565)	(2,617)

Cash flows from investing activities:
Purchase of property and equipment	-	(443)
Issuance of note receivable	(36,667)	-

Net cash used in investing activities	(36,667)	(443)

Cash flows from financing activities:
Checks in excess of cash	17,541	(38,931)
Related party note payable	36,667	-
Increase in notes payable	-	70,000
Issuance of common stock	49,000	-

Net cash provided by financing activities	103,208	31,069

Net increase (decrease) in cash	(1,024)	28,009

Cash, beginning of period	1,024	-

Cash, end of period	$-	28,009

The accompanying notes are an integral part of these financial statements

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

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

Note 3 – Going Concern

As of September 30, 2009 the Company’s revenue generating activities are limited and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 – Related Party Receivable

The related party receivable consists of $8,054 from ComCam, Inc., a company that at the period ended September 30, 2009 had similar management as the Company. The receivable is non-interest bearing, due on demand, and unsecured.

Note 5 – Related Party Transactions

An employment agreement exists between the Company and Don Gilbreath, an executive and director of the Company. Pursuant to the agreement, during the nine months ended September 30, 2009 and 2008 the Company recognized payroll expense of approximately $75,000.

Accrued expenses on the balance sheets as of September 30, 2009 and 2008 include unpaid wages due to Mr. Gilbreath of approximately $175,000 and $75,000, respectively.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Note 6 – Related Party Note Payable and Note Receivable

In August 2009, the Company borrowed $35,000 from a stockholder, and then lent $35,000 to a vendor with the same terms as the amount borrowed from the stockholder. The terms, as amended, are for the $35,000 to be repaid by March 3, 2010 along with $5,000 interest. On December 3, 2009, the vendor paid $5,000 in interest directly to the Company's stockholder, based on the original terms of the agreement. Balance sheet amounts as of September 30, 2009 include the original balance of $35,000 and accrued interest payable and receivable as of that date.

Note 7 – Note Payable

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

Note 8 – Common Stock

In August 2009, the Company issued 1,600,000 shares of common stock in exchange for services rendered of $114,500.

In June 2009, the Company issued 100,000 shares of common stock in exchange for the $25,000 note payable and related accrued interest payable of approximately $10,000 owed to Robert Emmet as of that date.

In June 2009, the Company issued 700,000 shares of common stock in exchange for $19,000 in cash and stock subscriptions receivable of $156,000. During the three months ended September 30, 2009, the Company collected $5,000 of the subscriptions receivable, and during the three months ended December 31, 2009, the Company collected all remaining subscriptions receivable.

In May 2009, the Company issued 114,286 shares of common stock in exchange for $8,000 in cash.

In February 2009, the Company issued 240,000 shares of common stock in exchange for $17,000 in cash.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Note 9 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through January 29, 2010.

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

In December 2009, the Company issued 260,000 shares of common stock in exchange for $65,000 in cash.

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

Note 10 – Recent Accounting Pronouncements

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

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Note 10 – Recent Accounting Pronouncements (continued)

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

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Note 10 – Recent Accounting Pronouncements (continued)

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

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Note 10 – Recent Accounting Pronouncements (continued)

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2009.

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

Results of Operations

During the nine month period ended September 30, 2009 we were engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended September 30, 2009 decreased to $1,620 from $11,158 for the three month period ended September 30, 2008, a decrease of 85%. Revenue for the nine month period ended September 30, 2009 decreased to $18,130 from $25,617 for the nine month period ended September 30, 2008, a decrease of 29%. Revenue in the current period is limited due to our inability to bond contracts or manufacture products due to funding constraints. We expect revenue to increase over the next twelve months if sufficient resources become available to facilitate the bonding of contracts and the manufacture of our products.

Cost of revenue for the three month period ended September 30, 2009 decreased to $1,200 from $2,166 for the nine month period ended September 30, 2008. Cost of revenue for the nine month period ended September 30, 2009 decreased to $4,200 from $65,160 for the nine month period ended September 30, 2008. The decrease in the cost of revenue over the comparative three and nine month periods can be primarily attributed to the nature of revenues in the current comparative periods which were derived from the provision of technical services as compared to the sale of products in the prior comparative periods. The Company expects costs associated with revenue in connection with the manufacture of its products to increase over the next twelve months with a corresponding increase in sales of its products.

Gross Profit

Gross profit for the three month period ended September 30, 2009 was $420 as compared to $8,992 for the three month period ended September 30, 2008. Gross profit for the nine month period ended September 30, 2009 was $13,930 as compared to a gross loss of $39,543 for the nine month period ended September 30, 2008. The transition from gross loss to gross profit over the comparable three and nine month periods is attributable to a decrease in cost of sales in the current comparative periods. We expect that gross profit as a percentage of revenue will decrease in the near term as the Company expects to resume the sale of its products.

Expenses

Operating expenses for the three month period ended September 30, 2009 increased to $191,048 from $74,128 for the three month period ended September 30, 2008, an increase of 158%. The change in operating expenses over the comparative periods is attributable to an increase in general and administrative expenses from $69,674 to $191,048. Operating expenses for the nine month period ended September 30, 2009 increased to $306,657 from $269,994 for the nine month period ended September 30, 2008, an increase of 14%. The change in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses from $260,923 to $306,607. We expect that operating expenses will increase over the next twelve months as management moves to expand business operations.

Depreciation and amortization expenses for the nine month periods ended September 30, 2009 and September 30, 2008 were $9,512 and $9,451, respectively.

Other Expense

Losses from other expenses for the three month period ended September 30, 2009 increased to $21,053 from $17,713 for the three month period ended September 30, 2008, an increase of 19%. Losses from other expenses for the nine month period ended September 30, 2009 increased to $63,878 from $48,126 for the nine month period ended September 30, 2008, an increase of 33%. Losses related to interest expenses in the three and nine month periods ended September 30, 2008 were primarily offset by a gain of $16,405 that was realized as the result of an embedded derivative liability. Despite an increase in interest income over the comparative three and nine month periods the increase in interest expense over the comparative three and nine month periods caused losses from other expenses to increase over the current nine month period. The Company expects that losses from other expenses will decrease over the next twelve months as management strives to reduce debt.

Net Losses

Net losses for the three month period ended September 30, 2009 increased to $211,681 from $82,849 for the three month period ended September 30, 2008, an increase of 156%. The increase in losses over the comparative three month periods is primarily due to an increase in general and administrative expenses in the three month period ended September 30, 2009. Net losses for the nine month period ended September 30, 2009 decreased to $356,605 from $357,663 for the nine month period ended September 30, 2008. The decrease in losses over the comparative nine periods is primarily due to revenue that offset increases in general and administrative expenses in the nine month period ended September 30, 2009. We expect to continue to incur losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at September 30, 2009 was over $5,500,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended September 30, 2009 or September 30, 2008.

Liquidity and Capital Resources

The Company had current assets of $44,721 and total assets of $152,315 as of September 30, 2009. Current assets consisted of a related party receivable and a note receivable. Total assets included property and equipment. The Company had current and total liabilities of $1,611,922 as of September 30, 2009. Liabilities included notes payable, accounts payable and accrued expenses.

Cash flow used in operations was $67,565 for the nine month period ended September 30, 2009 as compared to $2,617 for the nine month period ended September 30, 2008. The increase in cash flows used in operations over the comparative periods can be primarily attributed to the decrease in accounts receivable in the current nine month period from the comparable nine month period. We expect to continue to use cash flow in operating activities over the near term.

Cash flow used in investing activities was $36,667 for the nine month period ended September 30, 2009 as compared to $443 for the nine month period ended September 30, 2008. Cash flow used in investing activities in the current nine month period is in connection with the issuance of a note receivable. The Company expects to continue to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $103,208 for the nine month period ended September 30, 2009 as compared to $31,069 for the nine month period ended September 30, 2008. Cash flow provided by financing activities for the current nine month period is attributable to the issuance of common stock for cash, a related party note payable, and checks in excess of cash. We expect to generate additional cash flow from financing activities in the near term.

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

The Company has no commitments for future capital expenditures that were material at September 30, 2009.

The Company has entered an employment agreement with Don Gilbreath that provides for a five year term, effective June 2005 that includes a monthly fee and the right to participate in the Company’s Benefit Plan. Amounts due to Mr. Gilbreath under the employment agreement have accrued since January 1, 2008.

The Company has adopted the 2008 Benefit Plan of ComCam International, Inc. registered under Form S-8 pursuant to which it can issue or option up to 250,000 shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2009 200,000 shares had been issued to a consultant as consideration for accounts payable for consulting services.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $5,849,703 as of December 31, 2008 that had increased to $6,206,308 as of September 30, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company was not party to any legal proceedings as of September 30, 2009.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $5,849,703 as of December 31, 2008, which increased to $6,206,308 at September 30, 2009. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of September 30, 2009 the Company had a working capital deficit of $1,567,201. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2009, the Company issued 1,600,000 shares of restricted common stock to nine individuals and three entities for services rendered valued at $114,500 or $0.07 per share pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act, to the following individuals and entities:

Name	Shares	Consideration
Don Gilbreath	350,000	Services
Ruairidh Campbell	150,000	Services
Robert Betty	100,000	Services
Albert White	100,000	Services
Andy Finkel	50,000	Services
Carolyn Scheppner	50,000	Services
Peter Ianace	250,000	Services
Donald Turpin Cavett Jr.	50,000	Services
SJS Holdings, Inc	50,000	Services
Stephen Stuart	200,000	Services
Mirador Consulting, Inc.	200,000	Services
Launch Pad IR LLC	50,000	Services

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (i) the issuance authorizations were isolated private transactions that did not involve a public offering; (ii) there were a limited number of offerees for whom stock was authorized as consideration for services rendered; (iii) the offerees committed to hold the stock for at least one year; (iv) there were no subsequent or contemporaneous public offerings of the stock; (v) the stock was not broken down into smaller denominations; and (vi) the negotiations that lead to the authorization of the issuance of the stock took place directly between the offerees and the Company.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2009.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-Q, and are incorporated herein by this reference.

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

10 (iii)*          Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

10 (iv)*          Amended and Restated Debenture between the Company and HNI dated July 10, 2009 (incorporated by reference to the Form 10-Q filed with the Commission on January 27, 2010).

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