Form 10-K
period 2009-12-31
COMCAM INTERNATIONAL INC
filed 2010-04-16
CIK 1118761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 000-51763

COMCAM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2976562 (I.R.S. Employer Identification No.)

1140 McDermott Drive, West Chester, Pennsylvania 19380

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (610) 436-8089

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (4,387,085 shares) was approximately $2,873,541 based on the average closing bid and asked prices ($0.655) for the common stock on April 6, 2010.

At April 15, 2010 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 8,712,640.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., its wholly owned subsidiary, and its predecessor, unless context indicates otherwise. All references herein to “Pinnacle” refer to Pinnacle Integrated Systems, Inc. (d/b/a P2 ABC Controls), the Company’s wholly owned subsidiary.

Corporate History

The Company was incorporated as “Embedded Technology Group Inc.” on September 18, 1998, in the State of Delaware. Our name was changed to “ComCam International, Inc.” on February 19, 1999. On June 3, 2002, the Company was acquired by ComCam, Inc. We operated as a wholly-owned subsidiary of ComCam, Inc., until December 28, 2007, when 100% of our shares were distributed as a dividend to ComCam, Inc.’s shareholders. The board of directors of ComCam, Inc., decided to “spin-off” the Company in order to separately focus the attention of the financial community on our business, with the intention of improving our access to financing.

On December 30, 2009, the Company acquired all of the outstanding shares of Pinnacle from Robert Betty and Feng Brown pursuant to the terms and conditions of a share purchase agreement. The Company acquired Pinnacle in exchange for 300,000 shares of the Company’s common stock that were issued to Ms. Brown as well as a promissory note in the amount of $1,000,000 to be paid to Mr. Betty and Ms. Brown by June 15, 2010 in five equal payments of $200,000 that is secured by the shares of Pinnacle and its business assets. Mr. Betty is a director and shareholder of the Company.

The Company’s principal place of business is located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania, 19380, and our telephone number is (610) 436-8089.

The Company’s registered agent is Delaware Registry Ltd., 3511 Silverside Road, Suite 105, Wilmington, Delaware, 19810.

The Company

Summary

The Company is both a network solutions innovator and a provider of fusion technologies for security products and modern networks. Our proprietary digital wireless camera systems and security integration solutions address complex command-and-control applications for rapid-deployment military situations, borders, ports, airports, and detention facilities.

Our video fusion platform adds next generation, real-time, interactive command-and-control capabilities to legacy security systems for greater performance at lower cost. The platform seamlessly integrates a suite of analytics and third-party security solutions to improve real-time decision making for critical events over any wireless network. We accomplish this through the sale or licensing of: i) intelligent camera and micro-server devices, ii) a suite of software and software toolkits for command-and-control, mobile display, and storage/data management, and iii) specialized "Intelligent Video Analysis" software applications using biometrics, sensors, motion detection/tracking, access control, and other functions.

The Company’s applications have been deployed with the Department of Defense (DOD), Federal Bureau of Investigation (FBI), Immigration & Customs Enforcement (ICE), and many other law enforcement and intelligence agencies in addition to businesses across a wide range of industries. On our own or working with prime government contractors like DRS, Motorola, and Siemens, our products are deployed in such diverse locales as the John F. Kennedy International Airport, isolated sections of the Texas-Mexico border, and remote mountain passes in Afghanistan.

The Company recently acquired Pinnacle, a security systems integrator of correctional facilities across the United States. Pinnacle provides turnkey system design and installation, maintenance contracts, and field support technicians. As a systems integrator Pinnacle can take the role of the prime contractor or can play a key support role to leading government integrators.

In the past three years Pinnacle has completed more than 15 projects, with the largest topping $4.2 million, utilizing a skill set and the resources to successfully complete projects in the $10-$15 million range.

Hardware

A traditional commercial digital video system incorporates three components: (i) the camera or video- capture device, (ii) the player or video-display device, and (iii) the server, storage medium, or data- management device. The Company integrates these three components into one complete system: the ComCam 10 series.

ComCam 10 uses technologies for video capture, compression, analysis, and transmission which work in all wired and wireless networks, including the internet. ComCam 10 operates in digital format with a very sophisticated video compression technology that achieves a 300 to 500 percent improvement over the leading conventional compression solution, JPEG, and is more dynamic than MPEG. This system also manages the broadband video signal in real-time before transmitting it quickly to a variety of devices, such as laptops, cell phones, and PDA’s. Our system offers:

•	A flexible and adaptable computing platform for all wireless surveillance and access control systems;

•	A proprietary micro computer and operating system which seamlessly connects video and sensing devices over any wireless network;

•	Wavelet compression which minimizes bandwidth use;

•	The ability to integrate/expand legacy analog systems with next-gen IP surveillance/security applications;

•	The ability to add any camera to a network and control it from any location;

•	The ability to support other manufacturers’ devices, like alarm modules and sensors;

•	Total system integration, including encryption, compression, sensors, analysis, miniaturization, low-power consumption, transmission and storage; and

•	Minimal power consumption, enabling the use of solar panels as a power source for full functionality in remote locations such as weather stations and border crossings.

In addition to ComCam 10, the Company offers the following hardware items:

•	Asset Tracking System developed by the Company and used by US Immigration and Customs Enforcement in New York, including Integrated IP, sensor array, and network barcode devices;

•	Video MicroServers which adapt legacy closed circuit television (CCTV) and Mil-Spec imaging products and sensors to enable IP command and control capability;

•	High-end IP cameras, including the CF-130, a 1.3 mega pixel camera that delivers crisp, uncompressed, digital video over long distances previously unattainable by conventional camera systems, with both night and day capability; and

•	Original equipment manufacture (OEM) board sets.

ComCam hardware products are developed in-house and we utilize third party board assembly houses for tested module delivery.  These modules are final assembled in ComCam headquarters into various configurations the company offers. He company has produced hardware in this way in Germany, Korea and USA over the years.

Software

The Company offers software products including the “Camera Control Centers,” or the C3 and Pocket C3, that work in concert with ComCam 10 and other hardware platforms. The C3 brings control room video and storage to laptops. The Pocket C3 extends our proven network security applications and surveillance software to the PDA and smart-phone market sectors.

The C3 and Pocket C3 decode and decompress images for viewing or archiving and can also be used to send back user commands to control remote devices such as panning/tilting/zooming camera domes and locking/unlocking doors. Our software offers:

•	Embedded operating systems;

•	An extensive software suite and toolkits for command-and-control, pocket mobile display, storage/data management;

•	Plug-ins for Web browsers;

•	Support in seven languages;

•	Custom applications; and

•	Specialized video analytics for biometrics, sensors, access control and, motion detection/tracking.

Our software tracking algorithms include:

•	Advanced long-distance video tracking techniques;

•	Contrast and correlation algorithms designate and track boats in up to 17 foot waves, airplanes, vehicles, and people;

•	Ability to zoom and follow the object of interest precisely;

•	Radar tracking to estimate bearing, range, course and speed extrapolated at 30Hz and displayed to the user as well as up to 99 radar IDs managed simultaneously;

•	Hottest Spot Tracking; and

•	Video Motion Detection (VMD).

Security Systems Integration

Pinnacle, our wholly owned subsidiary, is focused on installing and integrating security systems in juvenile to super maximum security correctional facilities. Our subsidiary enables clients to reach further operational excellence by providing a complete range of services, including single and turnkey system design, full installation service, after-sales service, modular ongoing training, and a 24/7/365 help desk with field support technicians.

Pinnacle’s service contracts can be tailored to meet a variety of facilities’ operating styles and budgets. The benefits of these service contracts include:

•	Periodic system checks by a certified Pinnacle technician to ensure continued long term system operation and care;
•	An elimination of "surprise" costs: all contracts are offered at a fixed rate for non-consumable parts and/or service which helps the client keep control on the total cost of ownership;

•	Reduced downtime with immediate response on parts and service; and

•	Discounts on consumables, parts and accessory items.

Customers

The Company remains focused on numerous domestic and international sales opportunities with governments and organizations, including the following which have purchased our products in the past several years.

Local governmental Agencies

The Company has teamed up with Susquehanna Computer Innovations (SCI) to outfit a Pennsylvania regional taskforce with a mobile Incident Management Unit (IMU) command center for police enforcement, international event emergency services, and the management of mass casualty incidents. For this project we supplied our IP networking technology, cameras, and software (C3, PocketC3 and Video Locker) for video recording, analysis, mobile viewing and management.

United States Agencies

Products sold to U.S. agencies have been used for testing purposes, including the following:

•

The U.S. Department of Homeland Security’s ICE (Immigration and Customs Enforcement) used our technical skills, including the development of a Detainee Tracking System, to upgrade key infrastructure technology for ICE’s General Service Administration (GSA) facility located in lower Manhattan of New York City (we are a contender for a multi-facility deployment after an extended test period);

•	Federal Bureau of Investigation, through Photech, Inc., purchased four camera systems for undisclosed surveillance monitoring; and

•	National Oceanic and Atmospheric Administration (Department of Commerce) and the Fish and Wildlife Service (Department of the Interior) have each purchased one camera system.

United States Corporations

Units sold to private US companies have been used for both research purposes and for implementation, including the following:

•	DRS/Night Vision Systems purchased five microserver systems for the U.S. Border Patrol with real-time video surveillance running on a cellular/satellite network using DRS-NVS thermal imaging cameras,

•	Henry Brothers utilized our services for installation at JFK Airport and purchased three microserver systems;

•	IBM required loss-prevention at its corporate facility in Raleigh, North Carolina for which we sold three microserver systems.

South America and North Africa Integrators

We have provided port security and various wireless applications including to two companies in Cartagena, Columbia, who purchased 11 professional lens camera systems since 2003 for testing in a port security project.

Correctional Facilities

Pinnacle’s customer list includes the following juvenile and super maximum security correctional facilities across the United States:

•	Federal Correctional Institution Berlin – Berlin, New Hampshire

•	Mercer Juvenile Detention Center – Mercer, New Jersey

•	State Correctional Institution Muncy – Muncy, Pennsylvania

•	State Correctional Institution Mercer – Mercer, Pennsylvania

•	Federal Correctional Institution Seagoville – Seagoville, Texas

•	Keesler Air Force Base – Kessler, Mississippi

•	Chester County Prison – West Chester, Pennsylvania

•	Carroll County Detention Center – Westminster, Maryland

•	Juvenile and Domestic Relations Courthouse – Charlottesville, Virginia

•	Hall County Jail – Omaha, Nebraska

•	Philadelphia Industrial Correctional Center – Philadelphia, Pennsylvania

•	US Immigration and Customs Enforcement – Manhattan, New York

Business Partners

To reach our customers the Company builds partnerships with a variety of manufacturers, systems integrators, and other companies.

One of these partnerships is with Symbol Technologies, Inc., now owned by Motorola (“Symbol”), a leader in mobile computing, radio frequency identification (RFID), and scanning technology. The Company is a member of Symbol’s PartnerSelect program as an authorized reseller. Further, our Pocket C3 software has been tested on all Symbol’s mobile computers and received their Symbol PLUS validation for use on all Symbol devices. In their validation report, our software was deemed “very straightforward and simple to set up... [and] worked right out of the gate on all devices under test.” We are designing our products with Symbol’s mobile computers in mind for a simple, comprehensive, mobile security system.

Recently, our technology was incorporated in a Technology Service Corporation (TSC) bid for a Texas border security initiative. The Texas border security bid was formally submitted by DRS Technologies, Inc./Night Vision Equipment Company. Also, our technology was incorporated into a TSC bid for the US Navy, under the Naval Facilities Engineering Command (NAVFAC) Anti-terrorism Force Protection (ATFP) Ashore Program (“Ashore”). The Ashore bid was formally submitted by EG&G (a defense contractor and subsidiary of URS Corporation).

Finally, Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.

Marketing and Sales Opportunities

The Company’s marketing and sales team operates from Pennsylvania targeting the following market segments:

•	Military: “hot spot” in-field deployment as well as battlefield collaboration;

•	Department of Homeland Security: targeting airport perimeter security, border security, access control (federal Transportation Worker Identification Credential (TWIC) program), port security, and video asset tracking;

•	Correctional facilities: system integration in low and high security settings; and

•	Commercial markets: video asset tracking uses.

Our marketing and sales advantage is due to the flexibility of our technological platforms which lend themselves to rapid integration with many third-party technologies including access control, biometric, radio frequency identification (RFID), chemical detection, and seismic detection. The Company’s suite of software products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. We believe that the current CCTV (closed circuit television), access control, biometrics and digital communications markets have been consolidating over the past several years and that our technology may well be the glue that will integrate these markets.

Competition

Competition within the domestic and international markets for video surveillance systems and security integration services is intense. In general, competitors include many companies from key sectors of the video networking and security market, including: hardware (e.g., camera and digital video recorder), software (e.g., analysis, access control), networking, and specialized solutions (e.g., data integration, data management). However, our principal competitors offer increasingly more sophisticated products, including Internet Protocol capabilities. Our competition falls into the following broad categories:

•	Leading security camera companies: Axis Communications, Pelco, Pixord, Mobotix AG and others that supply a diverse product line of cameras, digital video recorders and other products;

•	Integrated conglomerates: Siemens/Bosch, Philips, Sony, GE, JVC, Sanyo and others that provide a full line of cameras and related accessories;

•	“Boutique” camera and other security-industry equipment companies: LiveWare, ObjectVideo, DvTel, ioImage, IPIX and many others that offer specialized products; and

•	Specialized security systems integrators: Norment Security Group, Stanley Correctional Services, and ESi.

While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than the Company. However, our products are distinguished by next-generation innovations that are both sophisticated and cost effective. We believe that the Company has few direct competitors based on what we consider to be our competitive advantages, as follows:

•	Only wireless real-time command-and-control system to address critical events in remote locations, overcoming poor network conditions (Mexican border, Afghanistan):

o	High-quality video at low bandwidth; and

o	Low-powered high performance.

•	Interoperability with flexible and adaptable networking platform:

o	Camera agnostic – software changes personality/functionality of any brand;

o	Easy integration of third-party analytics (biometrics, facial recognition) to legacy systems; and

o	Works over all wireless networks.

•	Rapid deployment, low cost, and expert service.

Marketability

The video surveillance systems and security integration services industries are large and fragmented with no dominant leaders. Providers are comprised of thousands of manufacturing, distribution, and installation/service companies engaged in the task of safeguarding public and/or private facilities, personnel, and assets. The threat of terrorism, higher crime rates, and computer vulnerability have all had an effect on creating a growing demand for security related products. Among the services and products available are access control and identification programs, alarm systems, biometrics, surveillance equipment, computer security, home automation, integrated systems, intrusion alarms with monitoring, and GPS mobile securities.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

All of the Company’s software is copyrighted, developed in-house, and licensed to customers in connection with sales of its hardware. In addition, some software is additionally protected under two company owned patents:

•	No. US 6,975,220 B1, “Internet Based Security, Fire and Emergency Identification and Communication System,” and

•	No. US 7,302,481 B1, “Methods and Apparatus Providing Remote Monitoring of Security and Video Systems.”

Additionally, “ComCam” is trademarked.

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

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress, particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation could have a material adverse effect on our business, financial condition, and results of operations.

Research and Development

We are involved on an ongoing basis in research and development activities related to improving the capacity and performance of our products. During the years ended December 31, 2009 and 2008, the Company spent $584 and $9,188, respectively, on research and development activities. We expect to increase research and development expenditures in future periods.

Employees

The Company has 14 full-time employees. We also use consultants, sub-contractors, legal, accounting, and auditing firms, as required, that assist us in the operation of our business.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2009 and 2008, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of over $6,000,000 as of December 31, 2009. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2009 the Company had a working capital deficit of $1,786,500. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

THE COMPANY MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESS OPERATIONS OF PINNACLE INTO OUR BUSINESS OPERATIONS, STIFLING GROWTH AND DISRUPTING OUR BUSINESS.

The Company’s recent acquisition of Pinnacle involves the integration of companies that have previously operated independently.  Successful integration will depend on our ability to consolidate operations and procedures and to integrate Pinnacle’s management team with our own. If we are unable to do so, we may not realize the anticipated potential benefits of the acquisition, our business development could be stifled, and results of operations may suffer.  Difficulties could include the loss of key employees, the disruption of Pinnacle’s ongoing businesses, and possible inconsistencies in standards, controls, procedures and policies.

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

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THE COMPANY'S PRODUCTS COULD BECOME OBSOLETE AT ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the video surveillance systems and security integration services markets; our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of the Company’s research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

THE MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS IS CRITICAL TO THE COMPANY’S GROWTH

The Company generates revenue from the design and sale of video surveillance systems and security integration services; therefore, market acceptance of our products is critical. If our customers do not accept or purchase our products, then our revenue, cash flow and/or operating results will be negatively impacted.

THE COMPANY COMPETES WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for video surveillance systems and security integration services is intense. While the Company’s products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer video surveillance systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

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

THE COMPANY DEPENDS UPON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

Pennsylvania-based Strategic Manufacturing Technologies, Inc., currently procures our components and manufactures our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers, as well as a limited number of source suppliers, which dependence, reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

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

THE COMPANY’S SUCCESS DEPENDS ON THE COMPANY’S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued service and performance of Don Gilbreath, Robert Betty and other key personnel. We have relatively few senior personnel, and so the loss of Don Gilbreath, Robert Betty or any other key employees could have a material adverse effect on the Company’s business prospects, financial condition and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

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

THE COMPANY’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company's fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Further, climate change legislation and greenhouse gas regulation is becoming increasingly ubiquitous. Although the Company successfully operates within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

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

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures in 2011. Until the point at which cash flow from operations can match expenditures we may have to realize up to $1,000,000 in additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. While we are currently pursuing an equity financing, we have no commitment from any other sources of financing to provide us with the remaining capital requirements. Further, our current equity financing will obligate us to issue additional shares of the Company’s common stock which will result in dilution to existing shareholders. If we are unable to obtain sufficient capital, then we will need to restrict or even cease operations, which actions would adversely affect our shareholders.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company leases office space with short and long-term leases in Pennsylvania. Rental expense related to leases for the years ended December 31, 2009 and 2008 was approximately $123,000 and $50,000, respectively. We believe that the space leased is generally suitable and adequate to accommodate current operations.

ITEM 3.     LEGAL PROCEEDINGS

On October 29, 2009 Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent for the use of the premises. The Company is in negotiations with counsel for Park Valley Associates II, LP to settle the outstanding amount due and has paid approximately $50,000 to date.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “CMCJ”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the periods ended December 31, 2008 through December 31, 2009 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2009	December 31	$0.60	$0.30
2009	September 30	$0.89	$0.15
2009	June 30	$2.00	$0.02
2009	March 31	$0.05	$0.02
2008*	December 31	$0.30	$0.05

* The Company began its quotation in September of 2008.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 15, 2010, there were 96 shareholders of record holding a total of 8,712,640 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 15, 2010, there were no shareholders of record of the 2,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of April 15, 2010, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 15, 2010, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debenture

As of April 15, 2010, the Company had convertible debt agreements with HNI Group, LLC and Global Megatrend.

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

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer, 1981 East, Murray-Holladay Road, Holladay, Utah, 84117-5164, and their telephone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Subsequent to the year ended December 31, 2009, the Company authorized the issuance of 1,730,000 shares of common stock in exchange for in cash or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals and entities:

Investor	Shares	Consideration
Bahanna Group, LLC	80,000	$20,000
Barbard, Michael	100,000	$25,000
Barker, Ron	40,000	$10,000
Besson, Mike	100,000	$25,000
Bowman, Mark	80,000	$20,000
Bozek, Michal	20,000	$5,000
Carey, Michael	20,000	$5,000
Carter, Donald Jr.	100,000	$25,000
Crowther, James B. Jr.	40,000	$10,000

Gallagher, Hugh Jeffrey	40,000	$10,000
Hart Roofing & Remodeling	60,000	$15,000
Hart Roofing & Remodeling	60,000	$15,000
Hart Roofing & Remodeling	20,000	$5,000
Healing Point Acupuncture, LLC	40,000	$10,000
Maurer, Stephen K.	100,000	$25,000
Nextech Solutions, LLC	100,000	$25,000
Rose, Louis C.	250,000	$62,500
Sansone, Gary	120,000	$30,000
Sztamenits Limited Family Partnership	160,000	$40,000
Sztamenits, Gabor	100,000	$25,000
Traxler, Dan	20,000	$5,000
Traxler, Dan	20,000	$5,000
Visosky, Mark	60,000	$15,000
Total

The Corporation complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited investors; (iii) having not violated antifraud prohibitions with the information provided to the investors; (iv) being available to answer questions by the investors; and (v) issuing restricted securities to the investors.

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

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and specialized services. In addition, our financial condition is tied to our ability to realize additional debt or equity financing. There can be no assurance that an increase in sales of our products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since the Company does not expect to generate sufficient cash flow in the short term, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. We can provide no assurance that our efforts will be successful.

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

Strategy

The target for our next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. In addition to the homeland security and correctional facilities markets, the Company will also pursue telemedicine, transportation monitoring, process control, and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

Since the acquisition of Pinnacle, we have combined administrative staff functions, pooled technical sales groups, and fielded a joint team for the installation of its Transportation Worker Identity Credential (TWIC) pilot system at the Port of Philadelphia. The Company will work to leverage each company's skill sets to provide turn-key solutions to the spectrum of applications sought after within the security industry. Further, the Company will focus on integrating the business to create a synergetic relationship that will not only enhance Pinnacle’s existing business but will bolster the Company’s business to provide the momentum that it has long needed.

The Company intends to pursue numerous new domestic and international sales opportunities to generate increased revenue. We also plan to implement an aggressive marketing and sales campaign to reach a broader market for our products. While maintaining direct sales relations with many of our historic customers, we have also focused our sales efforts on serving as an original equipment manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise.

The Company’s marketing plan provides that we will:

•	promote our products and services through our website;

•	promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press - we maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

•	attend leading industry events, including trade conferences and seminars, often with a strategic partner; and

•	support our strategic partners by participating in planning sessions and other events.

Further, we intend to:

•

retain a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts); and

•	revise our corporate identity (e.g., logo), website and print materials - in line with overall corporate repositioning, we will revise and refresh our core branding elements to maximize their positioning message as a technology leader not only in video surveillance but also toward wireless networking; through these efforts, we will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Results of Operations

During the year ended December 31, 2009, we were engaged in (i) the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) negotiating with and acquiring Pinnacle, and (iii) satisfying continuous public disclosure requirements.

Revenue

Revenue for the year ended December 31, 2009, increased to $24,086 from $11,502 for the year ended December 31, 2008, an increase of 109%. Despite the increase our revenue in 2009 remained constrained by our inability to bond contracts or manufacture products due to financial condition. We expect revenue to increase over the next twelve months as we build on the acquisition of Pinnacle and seek to expand our financial resources in order to facilitate the bonding of contracts and the manufacture of our products.

Cost of revenue for the year ended December 31, 2009, decreased to $ 24,046 from $132,438 for the year ended December 31, 2008, a decrease of 82%. The decrease in the cost of revenue over the comparative periods can be primarily attributed to the nature of revenues in the current comparative periods which were derived from the provision of technical services as compared to the sale of products in the prior comparative periods. The Company expects costs associated with revenue in connection with the manufacture of its products to increase over the next twelve months with a corresponding increase in sales of its products.

Gross profit for the year ended December 31, 2009, was $40 in comparison with a gross loss of $120,936 for the year ended December 31, 2008. The transition from gross loss to gross profit over the comparable periods is primarily attributable to a decrease in cost of revenues. We expect that gross profit as a percentage of revenue will decrease in the near term as the Company expects to resume the sale of its products.

Expenses

Operating expenses for the year ended December 31, 2009 increased to $460,870 from $333,365 for the year ended December 31, 2008, an increase of 38%. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $460,286 from $324,177. We expect that operating expenses will increase over the next twelve months as management moves to expand business operations.

Depreciation and amortization expenses for the years ended December 31, 2009 and 2008 were $12,685 and $12,622, respectively.

Other Income (Expense)

Income from other income and expenses for the year ended December 31, 2009, was $30,182 as compared to losses from other income and expenses of $71,871 for the year ended December 31, 2008. While losses from interest expenses only decreased slightly over the comparative periods, the transition to income from losses is due primarily to the offset of other income. The Company expects that losses from other expenses will decrease over the next twelve months as management strives to reduce debt.

Losses

Net losses for the year ended December 31, 2009, decreased to $430,648 from $526,172 for the year ended December 31, 2008, a decrease of 18%. The decrease in losses over the comparative periods is primarily due to other income that offset the increase in general and administrative expenses. We expect to continue to incur losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at December 31, 2009, was over $6,000,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2009 or 2008.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,786,500 as of December 31, 2009. The Company had current assets of $1,456,846 and total assets of $2,278,996 as of December 31, 2009. Current assets consisted primarily of cash totaling $217,783 and accounts receivable of $1,190,927. In additional to current assets, total assets also consisted primarily of intangible assets as well as property and equipment. The Company had current and total liabilities of $3,243,346 as of December 31, 2009. Liabilities consisted primarily of accounts payable and accrued expenses, excess billings, and the current portion of long-term debt.

Cash flows used in operations were $222,730 for the year ended December 31, 2009, as compared to $29,602 for the year ended December 31, 2008. The increase in cash flows used in operations over the comparative periods can be primarily attributed to the increase in accounts receivable in the current period. We expect to continue to use cash flow in operating activities over the near term.

Cash flows provided by investing activities were $123,822 for the year ended December 31, 2009 as compared to the cash flows used in investing activities of $443 for the year ended December 31, 2008. Cash flows provided by investing activities in the current period are from the cash received through the acquisition of Pinnacle. The Company expects to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $315,667 for the year ended December 31, 2009, as compared to $31,069 for the year ended December 31, 2008. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash and a related party note payable. We are currently generating additional cash flow from financing activities.

At the year ended December 31, 2009, we did not have sufficient current assets or operational cash flow to meet our obligations or satisfy cash needs through 2010. According we began the process of pursuing an equity financing through the sale of common stock to maintain operations. Such financing continues as of the date of this report. Sources for other prospective financings may consist of loans from shareholders, the sale of other equity instruments, or loans from other sources. Although we have funded our cash needs from inception from revenue, sales of our equity, and a series of debt transactions we can provide no assurance that we will be able to obtain sufficient financing. If we are unable to increase our cash flows from operating activities or obtain sufficient financing, we may not be able to continue operations.

The Company has no lines of credit or other bank financing arrangements.

The Company has no commitments for future capital expenditures that were material at December 31, 2009.

The Company has adopted the 2008 Benefit Plan of ComCam International, Inc. registered under Form S-8 pursuant to which it can issue or option up to 250,000 shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of December 31, 2009 200,000 shares had been issued to a consultant as consideration for accounts payable for consulting services.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2009 the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of over $6,000,000 as of December 31, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from the Company’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Please see Note 1 to our consolidated financial statements for our revenue recognition policy.

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

Recent Accounting Pronouncements

Please see Note 18 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-19.

COMCAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

     Page

     Report of Independent Registered Public Accounting Firm                                                                F-2

     Consolidated Balance Sheets                                                                                                           F-3

     Consolidated Statements of Operations                                                                                             F-4

     Consolidated Statements of Stockholders’ Deficit                                                                              F-5

     Consolidated Statements of Cash Flows                                                                                            F-6

     Notes to Consolidated Financial Statements                                                                                       F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ComCam International, Inc. and Subsidiary

West Chester, Pennsylvania

We have audited the accompanying consolidated balance sheets of ComCam International, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2009. ComCam International, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ComCam International, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming ComCam International, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ComCam International, Inc. and Subsidiary has incurred substantial losses and has a working capital deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 16, 2010

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008

Current assets:
Cash	$217,783	1,024
Accounts receivable	1,190,927	-
Costs and estimated earnings in excess of billings on
uncompleted contracts	1,874	-
Prepaid expenses	9,595	-
Note receivable	36,667	-

Total current assets	1,456,846	1,024

Property and equipment, net	110,842	14,653
Intangible assets, net	700,502	100,347
Other assets	10,806	2,106

Total assets	$2,278,996	118,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$711,734	348,710
Accrued expenses	259,439	277,234
Billings in excess of costs and estimated earnings on
uncompleted contracts	468,938	-
Related party payables	36,667	2,120
Current portion of long-term debt	1,766,568	791,568

Total current liabilities	3,243,346	1,419,632

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized, 6,982,640 and 3,608,354 shares issued and
outstanding, respectively	698	361
Additional paid-in capital	5,316,303	4,547,840
Stock subscription receivable	(1,000)	-
Accumulated deficit	(6,280,351)	(5,849,703)

Total stockholders' deficit	(964,350)	(1,301,502)

Total liabilities and stockholders' deficit	$2,278,996	118,130

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues, net	$24,086	11,502
Cost of revenues	24,046	132,438

Gross profit (loss)	40	(120,936)

Operating expenses:
General and administrative expenses	460,286	324,177
Research and development expenses	584	9,188

	460,870	333,365

Loss from operations	(460,830)	(454,301)

Other income (expense):
Interest income	1,720	507
Interest expense	(81,030)	(88,783)
Other income	109,492	-
Gain on embedded derivative liability	-	16,405

	30,182	(71,871)

Loss before provision for income taxes	(430,648)	(526,172)

Provision for income taxes	-	-

Net loss	$(430,648)	(526,172)

Net loss per common share - basic and diluted	$(0.09)	(0.15)

Weighted average common and common
equivalent shares	4,943,658	3,443,970

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2009 and 2008

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at January 1, 2008	-	$-	3,408,354	$341	$4,484,289	$-	(5,323,531)	$(838,901)

Effect of removal of embedded derivative	-	-	-	-	53,571	-	-	53,571

Issuance of common stock for services	-	-	200,000	20	9,980	-	-	10,000

Net loss	-	-	-	-	-	-	(526,172)	(526,172)

Balance at December 31, 2008	-	-	3,608,354	361	4,547,840	-	(5,849,703)	(1,301,502)

Issuance of common stock for:
Debt	-	-	100,000	10	34,990	-	-	35,000
Services	-	-	1,600,000	160	114,340	-	-	114,500
Cash and subscription	-	-	1,374,286	137	279,863	(1,000)	-	279,000
Acquisition of subsidiary	-	-	300,000	30	119,970	-	-	120,000

Capital contribution	-	-	-	-	219,300	-	-	219,300

Net loss	-	-	-	-	-	-	(430,648)	(430,648)

Balance at December 31, 2009	-	$-	6,982,640	$698	$5,316,303	$(1,000)	(6,280,351)	$(964,350)

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(430,648)	(526,172)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	114,500	-
Depreciation and amortization	12,685	12,622
Accretion - debenture interest expense	-	14,135
Gain on embedded derivative	-	(16,405)
Provision for inventory obsolescence	-	66,278
(Increase) decrease in:
Accounts receivable	(128,179)	192,541
Increase (decrease) in:
Accounts payable	22,213	41,850
Accrued expenses	188,819	183,429
Related party payable	(2,120)	2,120

Net cash used in operating activities	(222,730)	(29,602)

Cash flows from investing activities:
Purchase of property and equipment	-	(443)
Issuance of note receivable	(36,667)	-
Cash received in acquisition of subsidiary	160,489	-

Net cash provided by (used in) investing activities	123,822	(443)

Cash flows from financing activities:
Checks in excess of cash	-	(38,931)
Related party payables	36,667	-
Increase in notes payable	-	70,000
Issuance of common stock	279,000	-

Net cash provided by financing activities	315,667	31,069

Net increase in cash	216,759	1,024

Cash, beginning of period	1,024	-

Cash, end of period	$217,783	1,024

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of ComCam International, Inc. (“ComCam”) and its wholly owned subsidiary Pinnacle Integrated Systems, Inc. (“Pinnacle”). Collectively, these entities are referred to as the “Company”.

ComCam was organized under the laws of the state of Delaware on September 19, 1998. The Company’s operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Pinnacle is a security systems integrator focused on correctional facilities across the United States, providing turnkey system design and installation, maintenance contracts, and field support technicians.

Principles of Consolidation

The consolidated financial statements include the accounts of ComCam and Pinnacle. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.

Property and Equipment

Property, improvements, and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. Equipment is depreciated over three to five years and furniture and fixtures are depreciated over seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining life of the lease. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Accounting Standards Codification (ASC) 360, “Accounting for the Impairment of Long-Lived Assets.”  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Intangible Assets

The Company accounts for their intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. ASC 350 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with ASC 350, the Company periodically reviews their definite-life intangible assets for impairment. No impairment was recorded during the years ended December 31, 2009 and 2008. Definite-life intangible assets are amortized using the straight-line method over their estimated useful lives.

Revenue Recognition

The Company generates revenues from product sales, consulting, installation of security systems, and support and maintenance contracts. The Company’s revenue recognition policy is as follows:

•

Development and Delivery of Security Systems - Profits on long-term contracts are recorded primarily using the percentage of completion method for individual contracts. Estimated percentage of completion is determined on the basis of total costs expended as a percentage of total estimated costs. As the Company's long-term contracts extend over one or more years, revisions in cost and profit estimates are reflected in the accounting period that the revisions become known. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct materials, labor, and other costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract is expected, the entire amount of the estimated loss is recognized.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues earned in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues earned.

•	Support and Maintenance Revenue – Revenue from support and maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

•	Service Revenue – Revenue from system upgrades is recognized as the services are performed. Revenue from training and development services is recognized as the services are performed.

•

Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

•

Revenues from consulting services are recognized when a consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed, and the Company has no additional rescission, refund, or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured.

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from net operating loss carryforwards.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Reserves are established if it is believed certain positions may be challenged and potentially disallowed. If facts and circumstances change, reserves are adjusted through the provision for income taxes. The Company recognizes interest expense related to unrecognized tax benefits in interest expense and penalties as an other expense.

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

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain accounts in the 2008 financial statements have been reclassified to conform with the presentation in the 2009 financial statements.

Note 2 – Going Concern

As of December 31, 2009, the Company has negative working capital, stockholders’ deficit, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Accounts Receivable

Accounts receivable consist of the following:

	2009	2008

Trade accounts receivable	$717,371	-
Retainage receivable	473,556	-

	$1,190,927	-

Note 4 – Contracts in Process

Amounts related to uncompleted contracts acquired with Pinnacle are included in the accompanying balance sheets under the following captions:

	2009	2008
Costs and estimated earnings in excess of
billings on uncompleted contracts	$1,874	-
Billings in excess of costs and estimated
earnings on uncompleted contracts	(468,938)	-
	$(467,064)	-

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 5 – Property and Equipment

Property and equipment consist of the following:

	2009	2008

Equipment	$102,782	67,681
Vehicles	48,614	-
Leasehold improvements	36,432	-
Furniture and fixtures	10,175	2,380

	198,003	70,061
Less accumulated depreciation	(87,161)	(55,408)

	$110,842	14,653

Note 6 – Intangible Assets

Intangible assets consist of the following:

	2009	2008
Intangible assets subject to amortization
Customer list	$400,000	-
Customer contracts	207,801	-
Patent	100,000	100,000
Less accumulated amortization	(22,299)	(14,653)
	685,502	85,347
Intangible assets not subject to amortization
Trademark	15,000	15,000
	$700,502	100,347

Future annual amortization expense of amortizable intangibles for the next five years is expected to be approximately as follows:

Year	Amount

2010	$350,000
2011	141,000
2012	141,000
2013	8,000
2014	8,000

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 7 – Related Party Transactions

In August 2009, the Company borrowed $35,000 from a stockholder, and then lent $35,000 to a vendor with the same terms as the amount borrowed from the stockholder. The terms, as amended, are for the $35,000 to be repaid by March 3, 2010 along with $5,000 interest. On December 3, 2009, the vendor paid $5,000 in interest directly to the Company's stockholder, based on the original terms of the agreement. Balance sheet amounts as of December 31, 2009 include the original balance of $35,000 and accrued interest payable and receivable as of that date. The agreement is currently in default.

As of December 31, 2009, Don Gilbreath, a stockholder and president of the Company, forgave accrued wages of $219,300 owed to him by the Company. This was accounted for as an increase to additional paid-in capital.

Note 8 – Notes Payable

Notes payable consist of the following:

	2009	2008

Note payable to Robert Betty, a related party, bearing interest at 3%, secured by the common stock and assets of Pinnacle, and due in five monthly installments of $200,000, beginning February 15, 2010. The Company is in default of the agreement.	$1,000,000	-

Notes payable to Paul Higbee, bearing interest at 8%, due on demand, secured by the intellectual property of the Company.	465,000	465,000

Unsecured note payable to Global Megatrend, bearing interest at 7.5% and due on demand. The note may be converted to common shares of the Company, at the option of the holder, based on certain terms related to outstanding shares and per share prices. The Company is in default of the agreement.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000 bearing interest at 12%, due on demand, net of embedded derivative discount of $0 and $0 (see Note 9).	125,000	125,000

Convertible unsecured note payable to Robert Emmet, bearing interest at 6%, and due on demand. The note may be converted into common shares of the Company at $.35 per share and contains a provision which allows the Company to call for the conversion at anytime.	-	25,000

Total long-term debt	1,766,568	791,568
Less current portion	(1,766,568)	(791,568)
	$-	-

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 9 – Convertible Debenture and Embedded Derivative to HNI, LLC

In July 2009, the Company issued an Amended and Restated Debenture to HNI, LLC (“HNI”) in the principal amount of $151,185 that amended and restated a Secured Debenture with a maturity date of February 14, 2007, as amended on September 28, 2007, and February 14, 2008, in consideration for HNI’s sale and assignment of certain assets to the Company. Pursuant to the terms of the Amended and Restated Debenture, the Company was to commence monthly payments on September 1, 2009, of $13,081 until such time as the principal amount and accrued interest was satisfied in full. The Company has failed to make any payments pursuant to the Amended and Restated Debenture and the agreement is currently in default. Details related to the convertible debenture are discussed below as they were when initiated.

The Company analyzed the Debenture based on the provisions of ASC 815-15 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

Embedded Derivative

The fair value upon inception of the embedded derivative was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. Upon issuance the fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

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

The embedded derivative component has expired.

Note 10 – Operating Leases

The Company leases buildings under both short-term and long-term commitments. Rental expense related to leases for the years ended December 31, 2009 and 2008 was approximately $123,000 and $50,000, respectively.

Minimum future rental payments under non-cancelable operating leases are approximately as follows:

Years ending
December 31	Amounts
2010	$61,000
2011	63,000
2012	5,000
$129,000

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 11 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2009	2008

Income tax benefit at statutory rate	$(165,000)	(178,000)
Change in valuation allowance	165,000	178,000

	$-	-

Deferred tax assets are as follows:

	2009	2008

Net operating loss carryforwards	$2,067,000	1,902,000
Inventory valuation	24,000	24,000
Valuation allowance	(2,091,000)	(1,926,000)

	$-	-

The Company has net operating loss carryforwards of approximately $6,077,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 12 – Supplemental Cash Flow Information

During the year ended December 31, 2009, the Company:

•	Issued a note payable and 300,000 shares of common stock in exchange for the following assets and liabilities of Pinnacle:

Cash	$160,489
Current assets	1,064,622
Property and equipment	101,228
Customer contracts	207,801
Customer lists	400,000
Other assets	18,295
Current liabilities	(832,435)
1,120,000
Consideration:
Company long-term debt issued	(1,000,000)
Company equity issued	(120,000)

$-

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 12 – Supplemental Cash Flow Information (continued)

•	Issued 1,600,000 shares of common stock for services rendered of $114,500.

•	Issued 100,000 shares of common stock in exchange for a $25,000 note payable and related accrued interest payable of approximately $10,000 owed to Robert Emmet.

•	Issued 50,000 shares of common stock in exchange for $11,500 in cash and a stock subscription receivable of $1,000.

•	Recorded additional paid-in-capital and reduced accrued salary of $219,300 (see Note 7).

During the year ended December 31, 2008, the Company:

•	Removed an embedded derivative liability and increased additional paid-in capital $53,571.

•	Issued 200,000 shares of common stock for accounts payable of $10,000.

Actual amounts paid for interest and income taxes are as follows:

	2009	2008

Interest	$-	-
Income taxes	$-	-

Note 13 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2009.

Note 14 – Stock Option Plan

The Company has adopted the 2008 Benefit Plan of ComCam International, Inc. registered under Form S-8 pursuant to which it can issue or option up to 250,000 shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of December 31, 2009 200,000 shares had been issued to a consultant as consideration for accounts payable for consulting services and 50,000 shares remain available for issuance.

Note 15 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at market interest rates.

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 16 – Acquisition of Pinnacle

On December 30, 2009, ComCam acquired 100% of the issued and outstanding common stock of Pinnacle, a company with products and services which complement its own.
Information related to the acquisition is as follows:

Consideration paid:

Note payable	$1,000,000
Equity instruments
(300,000 common shares of ComCam)	120,000

$1,120,000

The fair value of the 300,000 common shares issued as part of the consideration was determined on the basis of the closing market price of ComCam on the acquisition date.

Assets acquired and liabilities assumed:

Cash	$160,489
Accounts receivable, net	1,062,748
Costs in excess of billings	1,874
Customer contracts	207,801
Customer list	400,000
Property and equipment, net	101,228
Other assets	18,295
Accounts payable	(340,811)
Accrued expenses	(22,686)
Billings in excess of costs	(468,938)

$1,120,000

Revenues and earnings:

Information as though the acquisition had occurred as of the beginning of the year (unaudited pro-forma) and actual amounts from December 30, 2009 to December 31, 2009 are as follows:

		Net income
	Revenues	(loss)

2009 pro-forma (unaudited)	$6,398,033	367,895

2008 pro-forma (unaudited)	$960,402	(812,516)

Actual amounts	$-	-

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 17 – Legal Matters

In October 2009, Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent. The Company is in negotiations with counsel for Park Valley Associates II, LP to settle the outstanding amount due and has paid approximately $50,000 since the lawsuit was filed. The balance due is included in accrued expenses in the balance sheets.

Note 18 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

During 2010, the Company has issued 1,730,000 shares of common stock to various parties for $432,500.

Note 19 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (ASC 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC 810-10 and removes the potential conflict between guidance in that ASC and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in ASC 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopts FAS 160. The adoption of ASU 2010-02 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In January 2010, the FASB issued ASU 2010-01, Equity (ASC 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and ASC 260, and is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (ASC 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (ASC 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 20 – Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued ASU 2009-14, Software (ASC 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (ASC 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to ASC 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of ASU 2010-01 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In July 2009, the FASB ratified EITF No. 09-1, (ASC 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1 clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009, are within the scope. EITF 09-1 is effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 21 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition, results of operation, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (ASC 810), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition, results of operations, or cash flows.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC 860). This statement removes the concept of a qualifying special-purpose entity and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

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

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	52 53 64	1998 1999 2000	CEO, CFO, PAO and Director Director Director

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

Mr. Betty has over 22 years of experience in the electronics industry. From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget. He was the founder and is the current president of Pinnacle Integrated Systems, Inc., a security systems integration firm located in West Chester, Pennsylvania that was acquired by the Company on December 30, 2009. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to incentivize our chief executive officer for services rendered. The compensation program includes a salary and participation in our benefit plan. We utilize these forms of compensation because we feel that these compensatory elements are adequate to retain and motivate our executive officer. The amounts we have deemed appropriate to compensate our executive officer were determined in accordance with compensatory packages for other development stage technology companies though we have no specific formula to determine compensation. While we have deemed that our current compensatory program is appropriately suited for accomplishing our current objectives, in the future we may expand our compensation program to include additional benefits as the Company realizes those objectives.

Due to financial constraints, executive compensation for our executive officer of $100,000 was accrued but not paid for each of the annual periods ended December 31, 2009 and 2008. Our executive officer forgave these amounts due on December 31, 2009. We expect that future executive compensation for our executive officer will fluctuate based on the results of the Company’s operations moving forward. Further, we expect that our executive officer will accept his salary for the year ended December 31, 2010.

Tables

The following table provides summary information for the years 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath CEO, CFO, PAO, and director	2009 2008	100,000 100,000	- -	- -	- -	- -	- -	- -	100,000* 100,000*

*      Salary of $100,000 was accrued but not paid to Mr. Gilbreath; Mr. Gilbreath forgave the amounts due to him on December 31, 2009.

The Company has no option or stock award plans other than the 2008 Benefit Plan of ComCam International, Inc. (the “Plan”) registered under Form S-8. The Company has issued 200,000 shares of the Company’s common stock under the plan. 50,000 shares of common stock or options to purchase common stock remain to be issued or granted under the plan.

On June 22, 2005, the Company entered into an employment agreement with Don Gilbreath, our sole executive officer and one of our directors, which entitles him to a fixed salary, health benefits and participation in our benefit plan. Amounts due to Mr. Gilbreath under the employment agreement had accrued for the years ended December 31, 2009 and 2008 which were forgiven on December 31, 2009. As of the date of this report the Company has not issued any shares of its common stock or granted any options to purchase shares of its common stock to Mr. Gilbreath pursuant to the Company’s benefit plan.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 8,712,640 shares of common stock issued and outstanding as of April 15, 2010, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Don Gilbreath, CEO, CFO, principal accounting officer and director 1525 Tanglewood Drive West Chester, Pennsylvania, 19380	Common	911,157	10.5%
Robert Betty, director 912 Carrie Lane West Chester, Pennsylvania, 19383	Common	466,004**	5.3%
Albert White, director 420 Northwest Drive Silver Spring, Maryland 20901	Common	110,000	1.3%
ACC Investors, LLC* 1330 Avenue of the Americas 36th Floor New York, New York 10019	Common	1,408,394	16.2%
Officer and Directors as a Group	Common	1,487,161	17.1%

*      Paul Higbee makes voting and investment decisions for ACC Investors. Paul Higbee uses ACC Investors’ address as his mailing address.

**     Robert Betty is the husband of Feng Brown who is the owner of 300,000 shares of the Company’s common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following:

•

Mr. Gilbreath, our sole executive officer and a director, accrued an amount of $100,000 during the annual period ended December 31, 2009 pursuant to his employment agreement, which amount was forgiven on December 31, 2009.

•

Robert Betty, a director, sold 100% of Pinnacle to the Company on December 30, 2009 in exchange for 300,000 shares of the Company’s common stock that were issued to Mr. Betty’s spouse, Feng Brown , and a promissory note in the amount of $1,000,000 to be paid to Mr. Betty and Ms. Brown by June 15, 2010 in five equal payments of $200,000 that is secured by the shares of Pinnacle and its business assets. The initial payment was due on February 15, 2010 of which $100,000 had been paid as of the date of this report.

Director Independence

The Company’s common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had one independent director as of December 31, 2009.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy ("Pritchett") is providing audit services to the Company in connection with its annual report and review of the Company’s quarterly financial statements for the fiscal years ended December 31, 2009 and 2008. The aggregate fees billed by Pritchett for the fiscal years ended December 31, 2009 and 2008 were $10,310 and $28,799, respectively.

Audit Related Fees

Pritchett billed the Company no fees in 2009 or 2008 for professional services that were reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed the Company no fees for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed the Company no fees in 2009 or 2008 for other professional services rendered or any other services not disclosed in “Audit Fees” above.

Audit Committee Pre-Approval

The Company does not have an audit committee. Therefore, all services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 16, 2010
/s/ Robert Betty Robert Betty Director	April 16, 2010
/s/ Albert White Albert White Director	April 16, 2010

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

21     Subsidiaries.

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