Form 10-Q
period 2010-03-31
COMCAM INTERNATIONAL INC
filed 2010-05-13
CIK 1118761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 12, 2010, was 9,220,840.

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

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$378,949	217,783
Accounts receivable	940,194	1,190,927
Costs and estimated earnings in excess of billings on
uncompleted contracts	6,310	1,874
Prepaid expenses	5,676	9,595
Note receivable	36,667	36,667

Total current assets	1,367,796	1,456,846

Property and equipment, net	106,931	110,842
Intangible assets, net	582,713	700,502
Other assets	11,329	10,806

Total assets	$2,068,769	2,278,996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$568,031	711,734
Accrued expenses	167,952	259,439
Billings in excess of costs and estimated earnings on
uncompleted contracts	365,862	468,938
Related party payables	36,667	36,667
Current portion of long-term debt	1,206,006	1,766,568

Total current liabilities	2,344,518	3,243,346

Long-term debt	465,000	-

Total liabilities	2,809,518	3,243,346

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 9,020,840 and 6,982,640 shares issued and
outstanding, respectively	902	698
Additional paid-in capital	5,825,649	5,316,303
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(6,566,300)	(6,280,351)

Total stockholders' deficit	(740,749)	(964,350)

Total liabilities and stockholders' deficit	$2,068,769	2,278,996

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009

	2010	2009

Revenues, net	$947,540	6,710
Cost of revenues	710,678	-

Gross profit	236,862	6,710

Operating expenses:
General and administrative expenses	492,471	52,161
Research and development expenses	3,088	-

	495,559	52,161

Loss from operations	(258,697)	(45,451)

Other income (expense):
Interest income	419	-
Interest expense	(27,671)	(21,710)

	(27,252)	(21,710)

Loss before provision for income taxes	(285,949)	(67,161)

Provision for income taxes	-	-

Net loss	$(285,949)	(67,161)

Net loss per common share - basic and diluted	$(0.04)	(0.02)

Weighted average common and common
equivalent shares	7,858,751	3,696,354

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(285,949)	(67,161)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	126,258	3,171
Loss on disposal of assets	853	-
(Increase) decrease in:
Accounts receivable	250,733	-
Prepaid expenses	3,919	-
Related party receivable	-	(8,470)
Costs and estimated earnings in excess of
billings on uncompleted contracts	(4,436)	-
Other assets	(523)	-
Increase (decrease) in:
Accounts payable	(143,703)	13,501
Accrued expenses	35,563	49,867
Related party payables	-	(2,120)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(103,076)	-

Net cash used in operating activities	(120,361)	(11,212)

Cash flows from investing activities:
Purchase of property and equipment	(5,411)	-

Net cash used in investing activities	(5,411)	-

Cash flows from financing activities:
Payments on long-term debt	(95,562)	-
Issuance of common stock	382,500	17,000

Net cash provided by financing activities	286,938	17,000

Net increase in cash	161,166	5,788

Cash, beginning of period	217,783	1,024

Cash, end of period	$378,949	6,812

The accompanying notes are an integral part of these financial statements

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATEDFINANCIAL STATEMENTS

March 31, 2010

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2010.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 – Going Concern

As of March 31, 2010, the Company has negative working capital, a stockholders’ deficit, and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATEDFINANCIAL STATEMENTS

March 31, 2010

Note 3 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Note payable to Robert Betty, bearing interest at
3%, secured by the common stock and assets of
Pinnacle, and due in five monthly installments of
$200,000, beginning February 15, 2010. The
Company is in default of the agreement.	$904,438	1,000,000

Notes payable to Paul Higbee, bearing interest
at 8%, due March 2012, secured by the intellectual
property of the Company.	465,000	465,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices. The Company is in default
of the agreement.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000
bearing interest at 12%, and due on demand. The Company is in default of the agreement.	125,000	125,000
	1,671,006	1,766,568
Less current portion	(1,206,006)	(1,766,568)
	$465,000	-

Note 4 – Supplemental Cash Flow Information

During the three months ended March 31, 2010, the Company issued 508,200 shares of common stock in exchange for $127,050 of accrued interest expense.

During the three months ended March 31, 2010 and March 31, 2009, cash paid for interest was $9,438 and $0, respectively.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATEDFINANCIAL STATEMENTS

March 31, 2010

Note 5 – Legal Matters

In October 2009, Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent. The Company is in negotiations with counsel for Park Valley Associates II, LP to settle the outstanding amount due and has paid $54,000 since the writ was filed. The balance due is included in accrued expenses in the balance sheets.

Note 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

During the period since March 31, 2010, the Company issued 200,000 shares of common stock to four individuals for $50,000 at $0.25 per share.

Note 7 – Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

COMCAMINTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATEDFINANCIAL STATEMENTS

March 31, 2010

Note 7 – Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2010.

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and specialized services in addition to our ability to realize additional debt or equity financing. We can provide no assurance that revenue going forward will provide sufficient cash flows to sustain our operations though revenue approximating that required to sustain operations is anticipated through our fiscal year end. Further, although we have no commitments for financing we remain in the process of procuring additional equity financing as we seek to redress any shortfall in cash flows to sustain operations while seeking to expand our business.

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

We recently acquired Pinnacle, a security systems integrator of correctional facilities across the United States. Pinnacle provides turnkey system design and installation, maintenance contracts, and field support technicians. As a systems integrator Pinnacle can take the role of the prime contractor or can play a key support role to leading government integrators. Over the past three years Pinnacle has completed more than 15 projects, with the largest topping $4.2 million, utilizing a skill set and the resources to successfully complete projects in the $10-$15 million range.

Results of Operations

During the three month period ended March 31, 2010, we were engaged in (i) the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians through Pinnacle, (iii) an equity financing through the sale of our common stock, and (iv) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended March 31, 2010, increased to $947,540 from $6,710 for the three months ended March 31, 2009. The increase in revenue over the comparable periods is primarily due to Pinnacle’s sales in the current three month period. We expect to increase revenues in future periods through an increase in (i) Pinnacle’s sales to correction facilities and (ii) sales of our next generation video products.

Cost of revenue for the three months ended March 31, 2010, was $710,678 compared to $0 for the three months ended March 31, 2009. The realization in the cost of revenue in the current period can be primarily attributed to the costs of materials related to Pinnacle’s sales. We expect costs of revenue to increase in future periods with a corresponding increase in sales of our products.

Gross profit for the three months ended March 31, 2010, increased to $236,862 from $6,710 for the three months ended March 31, 2009. The increase in gross profit over the comparable periods is primarily attributable to the operations of Pinnacle. We expect that gross profit will increase in the near term and that gross profit as a percentage of revenue will remain relatively constant in future periods.

Expenses

Operating expenses for the three months ended March 31, 2010, increased to $495,559 from $52,161 for the three months ended March 31, 2009. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $492,471 from $52,161, which increases are mainly due to the operations of Pinnacle and an increase in research and development expenses to $3,088 from $0. We expect that operating expenses will remain constant in the near term.

Depreciation and amortization expenses for the three months ended March 31, 2010 and 2009 were $126,258 and $3,171, respectively.

Other Income (Expense)

Interest income for the three months ended March 31, 2010, was $419 as compared to $0 for the three months ended March 31, 2009.

Interest expense for the three months ended March 31, 2010, increased to $27,671 from $21,710 for the three months ended March 31, 2009. The Company expects that losses from interest expense will decrease over the future periods as management strives to reduce debt.

Net Losses

Net losses for the three months ended March 31, 2010, increased to $285,949 from $67,161 for the three months ended March 31, 2009. The increase in losses over the comparative periods is primarily due to an increase in general and administrative expenses over the comparable periods that exceeded the increase in gross profit over the comparable periods. We expect to realize net profits in future periods as gross profits exceed general and administrative expenses but may continue to operate at a net loss through the year ended December 31, 2010.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at March 31, 2010, was over $6,500,000. These will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three months ended March 31, 2010 or 2009.

Liquidity and Capital Resources

The Company had a working capital deficit of $976,722 as of March 31, 2010 and $1,786,500 as of December 31, 2009. The Company had current assets of $1,367,796 and total assets of $2,068,769 as of March 31, 2010. Current assets consisted primarily of cash totaling $378,949 and accounts receivable of $940,194. In additional to current assets, total assets also consisted primarily of intangible assets of $582,713 and property and equipment of $106,931. The Company had current liabilities of $2,344,518 and total liabilities of $2,809,518 as of March 31, 2010. Liabilities consisted primarily of accounts payable, accrued expenses, excess billings, the current portion of long-term debt, and long-term debt.

Cash flows used in operations were $120,361 for the three months ended March 31, 2010, as compared to $11,212 for the three months ended March 31, 2009. The increase in cash flows used in operations over the comparative periods can be primarily attributed to the increase in net losses and decreases in both accounts receivable and excess billings in the current period that were only partially offset by a decrease in accounts receivable. We expect to continue to use cash flow in operating activities over the near term.

Cash flows used in investing activities were $5,411 for the three months ended March 31, 2010, as compared to $0 for the three months ended March 31, 2009. Cash flows used in investing activities in the current period are from the purchase of property and equipment. The Company expects to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $286,938 for the three months ended March 31, 2010, as compared to $17,000 for the three months ended March 31, 2009. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash which was partially offset by a payment on long-term debt. We may continue to provide cash flow from financing activities.

We may not have sufficient current assets or operational cash flow to meet our obligations or satisfy cash needs through 2010. Sources for other prospective financings may consist of loans from shareholders, the sale of equity, or loans from other sources. Although we have funded our cash needs from inception from revenue, sales of our equity, and a series of debt transactions we can provide no assurance that we will be able to obtain sufficient financing. If we are unable to increase our cash flows from operating activities or obtain sufficient financing, we may not be able to continue operations.

The Company has no lines of credit or other bank financing arrangements.

The Company has no commitments for future capital expenditures that were material at March 31, 2010.

The Company has an employee benefit plan registered under Form S-8 pursuant to which it could issue or option shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2010, 50,000 shares remained available for issuance or grant under this plan.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,280,351 as of December 31, 2009 which has increased to $6,566,300 as of March 31, 2010. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increases in revenue; (ii) decreases in general and administrative costs; (iii) financing from private placement sources; and (iv) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in our Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

o

Contract costs include all direct materials, labor, and other costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract is expected, the entire amount of the estimated loss is recognized.

o

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues earned in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues earned.

•	Support and Maintenance Revenue – Revenue from support and maintenance agreements is recognized ratably over the term of the agreement, which in most instances is one year.

•	Service Revenue – Revenue from system upgrades is recognized as the services are performed. Revenue from training and development services is recognized as the services are performed.

•

Product Sales Revenue – Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

•

Consulting Revenue – Revenues from consulting services are recognized when a consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed, and the Company has no additional rescission, refund, or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements;

•	uncertainties related to our business;

•	increases in revenues;

•	the volatility of the stock market and;

•	general economic conditions.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, (formerly SFAS No.123) (revised 2004) (SFAS No. 123R), Share-Based-Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Recent Accounting Pronouncements

Please see Note 7 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In October 2009, Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent. The Company is in negotiations with counsel for Park Valley Associates II, LP to settle the outstanding amount due and has paid $54,000 since the writ was filed. The balance due is included in accrued expenses in the balance sheets.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of over $6,500,000 as of March 31, 2010. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of March 31, 2010, the Company had a working capital deficit of $976,722. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the end of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

Risks Related to the Company’s Stock

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company may need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures by or before 2011. Until the point at which cash flow from operations can match expenditures we may have to realize up to $1,000,000 additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. We have no commitment from any sources of financing to provide us with any needed capital requirements. Any equity financing will obligate us to issue additional shares of the Company’s common stock which will result in dilution to existing shareholders. If we are unable to obtain sufficient capital, then we will need to restrict or even cease operations, which actions would adversely affect our shareholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010 the Company authorized the issuance of 508,200 shares of common stock to Paul Higbee in exchange for the extinguishment of an accrued interest obligation of $127,050 valued at $0.25 per share due on certain promissory notes, pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). No commission was paid in connection with this offering.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree; (3) the offeree stated an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offeree and the Company.

During the quarter ended March 31, 2010 and to the issue date of this current report, the Company authorized the issuance of 1,730,000 shares of common stock to 20 persons or entities in exchange for valued at $0.25 per share, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act. No commission was paid in connection with this offering to the following individuals and entities:

Investor	Shares	Consideration
Barbaro, Michael	100,000	$25,000
Besson, Mike	100,000	$25,000
Bozek, Michal	40,000	$10,000
Buckley, Michael	80,000	$20,000
Carey, Michael	20,000	$5,000
Carter, Donald Jr.	100,000	$25,000
Crowther, James B. Jr.	120,000	$30,000
Gallagher, Hugh Jeffrey	40,000	$10,000
Hart, John	40,000	$10,000
Hart Roofing & Remodeling	100,000	$25,000
Hoggard, Gene	30,000	$7,500
Maurer, Stephen K.	100,000	$25,000
Rose, Louis C.	410,000	$102,500
Schay, David	100,000	$25,000
Spinella, Charles	50,000	$12,500
Strange Trust	60,000	$15,000
Struzik, Tony	20,000	$5,000
Sztamenits Limited Family Partnership	100,000	$25,000
Traxler, Dan	60,000	$15,000
Visosky, Mark	60,000	$15,000
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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 12, 2010

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

10(v)*      Share Purchase Agreement between the Company, Pinnacle Integrated Systems, Inc., Robert Betty and Feng Brown dated December 30, 2009 (incorporated by reference to the Form 8-K filed with the Commission on December 31, 2009).

14*     Code of Ethics adopted March 24, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

21*     Subsidiaries (incorporated by reference to the Form 10-K filed with the Commission on April 16, 2010).

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