Form 10-Q
period 2010-06-30
COMCAM INTERNATIONAL INC
filed 2010-08-17
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

.

Commission file number: 000-51763

COMCAM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2976562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 McDermott Drive, West Chester, Pennsylvania 19380
(Address of principal executive offices) (Zip Code)

(610) 436-8089
(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Noþ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at August 16, 2010, was 12,513,618.

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

COMCAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$321,945	217,783
Accounts receivable	894,285	1,190,927
Costs and estimated earnings in excess of
billings on uncompleted contracts	28,967	1,874
Prepaid expenses	9,568	9,595
Note receivable	-	36,667
Total current assets	1,254,765	1,456,846

Property and equipment, net	131,787	110,842
Intangible assets, net	507,545	700,502
Other assets	25,109	10,806
Total assets	$1,919,206	2,278,996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$386,051	711,734
Accrued expenses	160,787	259,439
Billings in excess of costs and estimated
earnings on uncompleted contracts	407,642	468,938
Related party payables	-	36,667
Current portion of long-term debt	1,037,838	1,766,568
Total current liabilities	1,992,318	3,243,346

Long-term debt	465,000	-
Total liabilities	2,457,318	3,243,346

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 12,483,618 and 6,982,640 shares issued and
outstanding, respectively	1,248	698
Additional paid-in capital	6,803,658	5,316,303
Stock subscription receivable	(1,000)	(1,000)
Accumulated deficit	(7,342,018)	(6,280,351)
Total stockholders' deficit	(538,112)	(964,350)

Total liabilities and stockholders' deficit	$1,919,206	2,278,996

The accompanying notes are an integral part of these financial statements

	COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues, net	$550,984	9,800	1,498,524	16,510
Cost of revenues	488,435	3,000	1,199,113	3,000
Gross profit	62,549	6,800	299,411	13,510

Operating expenses:
General and administrative expenses	822,990	63,398	1,315,461	115,559
Research and development expenses	2,887	50	5,975	50
	825,877	63,448	1,321,436	115,609
Loss from operations	(763,328)	(56,648)	(1,022,025)	(102,099)

Other income (expense):
Interest income	151	-	570	-
Interest expense	(26,266)	(21,115)	(53,937)	(42,825)
Debt extinguishment income	13,725	-	13,725	-
	(12,390)	(21,115)	(39,642)	(42,825)
Loss before provision for income taxes	(775,718)	(77,763)	(1,061,667)	(144,924)

Provision for income taxes	-	-	-	-
Net loss	$(775,718)	(77,763)	(1,061,667)	(144,924)

Net loss per common share - basic and diluted	$(0.08)	(0.02)	(0.12)	(0.04)

Weighted average common and common
equivalent shares	9,309,403	4,139,092	8,500,097	3,918,946

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,061,667)	(144,924)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	375,000	-
Depreciation and amortization	210,925	6,342
Loss on disposal of assets	10,449	-
(Increase) decrease in:
Accounts receivable	296,642	-
Prepaid expenses	27	-
Related party receivable	-	(8,470)
Costs and estimated earnings in excess of
billings on uncompleted contracts	(27,093)	-
Other assets	(14,303)	-
Increase (decrease) in:
Accounts payable	(192,183)	23,560
Accrued expenses	81,253	97,950
Related party payables	-	(2,120)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(61,296)	-

Net cash used in operating activities	(382,246)	(27,662)

Cash flows from investing activities:
Payments received on note receivable	36,667	-
Purchase of property and equipment	(49,362)	-

Net cash used in investing activities	(12,695)	-

Cash flows from financing activities:
Payments on related party payable	(36,667)	-
Payments on long-term debt	(138,730)	-
Issuance of common stock	674,500	44,000

Net cash provided by financing activities	499,103	44,000

Net increase in cash	104,162	16,338

Cash, beginning of period	217,783	1,024

Cash, end of period	$321,945	17,362

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Comcam International, Inc. (Comcam) and its wholly owned subsidiary Pinnacle Integrated Systems, Inc. (Pinnacle). Collectively, these entities are referred to as “the Company”.

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

Note 2 – Going Concern

As of June 30, 2010, the Company has negative working capital, a stockholders’ deficit, and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 3 – Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Note payable to Robert Betty, bearing interest at
3%, secured by the common stock and assets of
Pinnacle, and due in five monthly installments of
$200,000, beginning February 15, 2010. The
Company is in default of the agreement.	$861,270	1,000,000

Notes payable to Paul Higbee, bearing interest
at 8%, due March 2012, secured by the intellectual
property of the Company.	465,000	465,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices. The Company is in default
of the agreement.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000
bearing interest at 12%, and due on demand.	-	125,000

	1,502,838	1,766,568
Less current portion	(1,037,838)	(1,766,568)

	$465,000	-

Note 4 – Stock Benefit Plans

As of May 18, 2010 the Company terminated its previous stock benefit plan established on May 3, 2007. On May 28, 2010 the Company adopted a new stock benefit plan (the Plan) whereby it may issue common stock or grant common stock options to employees or other individuals, including consultants or advisors, who contribute to the Company’s success. A total of 2,000,000 shares of common stock are subject to the Plan’s provisions. As of June 30, 2010 no stock options have been granted under the Plan. A certain number of shares were issued in relation to the Plan (see Notes 5 and 6).

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 5 – Supplemental Cash Flow Information

During the six months ended June 30, 2010, the Company:

  Issued 1,363,930 shares of common stock in exchange for $438,405 of long-term debt, accounts payable, and accrued expenses.
  Issued 1,500,000 shares of common stock for services rendered to the Company in the amount of $375,000.
  Issued 2,698,000 shares of common stock in exchange for $674,500 in cash.
  Recognized debt extinguishment income of $13,725 from the discharge of certain accounts payable.

During the six months ended June 30, 2010 and 2009, cash paid for interest was $11,105 and $0, respectively.

Note 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Except for the event discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

During July 2010, the paid $10,000 and issued 30,000 shares of common stock to a consultant in payment of a June 30, 2010 balance due of $25,000.

Note 7 – Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

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

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2010.

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

Our business expanded in 2009 with our acquisition of Pinnacle Integrated Systems, Inc. (“Pinnacle”), a security systems integrator of correctional facilities across the United States. Pinnacle provides turnkey system design and installation, maintenance contracts, and field support technicians. As a systems integrator Pinnacle can take the role of the prime contractor or can play a key support role to leading government integrators. Over the past three years Pinnacle has completed more than 15 projects, with the largest topping $4.2 million, utilizing a skill set and the resources to successfully complete projects in the $10-$15 million range.

Results of Operations

During the six month period ended June 30, 2010, we were engaged in (i) the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians through Pinnacle, (iii) entering into a joint venture agreement intended to offer a turnkey franchise management system as a monthly service to the restaurant industry, and (iv) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended June 30, 2010, increased to $550,984 from $9,800 for the three months ended June 30, 2009. Revenue for the six months ended June 30, 2010, increased to $1,498,524 from $16,510 for the six months ended June 30, 2009. The increase in revenue over the comparable periods is primarily due to Pinnacle’s sales in the current periods. We expect to increase revenues in future periods through an increase in (i) Pinnacle’s sales to correction facilities and (ii) sales of our next generation video products.

Cost of revenue for the three months ended June 30, 2010, was $488,435 compared to $3,000 for the three months ended June 30, 2009. Cost of revenue for the six months ended June 30, 2010, was $1,199,113 compared to $3,000 for the six months ended June 30, 2009. The increase in the cost of revenue in the current periods can be primarily attributed to the increase in costs of materials sold. We expect costs of revenue to increase in future periods with a corresponding increase in sales of our products.

Gross profit for the three months ended June 30, 2010, increased to $62,549 from $6,800 for the three months ended June 30, 2009. Gross profit for the six months ended June 30, 2010, increased to $299,411 from $13,510 for the six months ended June 30, 2009. The increase in gross profit over the comparable periods is primarily attributable to increases in revenue. We expect that gross profit will increase in the near term and that gross profit as a percentage of revenue will remain relatively constant in future periods.

Expenses

Operating expenses for the three months ended June 30, 2010, increased to $825,877 from $63,448 for the three months ended June 30, 2009. Operating expenses for the six months ended June 30, 2010, increased to $1,321,436 from $115,609 for the six months ended June 30, 2009. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $822,990 from $63,398 for the three month periods and $1,315,461 from $115,559 for the six month periods. The increase in operating expenses for the six months ended is approx $1,206,000 which includes about $489,000 in Pinnacle operating expenses; about $375,000 in a non-occurring expense for professional services paid by issuing common stock; $219,000 in other professional or consulting fees; and approx $123,000 in other miscellaneous expenses. Research and development expenses increased to $2,887 from $50 over the three month periods and to $5,975 from $50 over the six month periods.

Since $375,000 of year to date operating expenses are from stock issued for services, we expect operating expenses to decrease in future periods.

Depreciation and amortization expenses for the six months ended June 30, 2010 and 2009 were $210,925 and $6,342, respectively. The increase in depreciation and amortization expenses in the six month period ended can be attributed to the addition of fixed assets owned by Pinnacle as well as the amortization of intangible assets related to the acquisition of Pinnacle.

Other Income (Expense)

Interest income for the three months ended June 30, 2010, was $151 as compared to $0 for the three months ended June 30, 2009. Interest income for the six months ended June 30, 2010, was $570 as compared to $0 for the six months ended June 30, 2009.

Interest expense for the three months ended June 30, 2010, increased to $26,266 from $21,115 for the three months ended June 30, 2009. Interest expense for the six months ended June 30, 2010, increased to $53,937 from $42,825 for the six months ended June 30, 2009. The Company expects that losses from interest expense will fluctuate over future periods as management strives to reduce debt though occasionally may incur debt.

Net Losses

Net losses for the three months ended June 30, 2010, increased to $775,718 from $77,763 for the three months ended June 30, 2009. Net losses for the six months ended June 30, 2010, increased to $1,061,667 from $144,924 for the six months ended June 30, 2009. The increase in losses over the comparative periods is primarily due to an increase in general and administrative expenses over the comparable periods that exceeded the increase in gross profit over the comparable periods. We expect to realize net losses to transition to net income in the third quarter of this year with an increase in sales in that period.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at June 30, 2010, was over $7,000,000. These will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three and six months ended June 30, 2010 or 2009.

Liquidity and Capital Resources

The Company had a working capital deficit of $737,553 as of June 30, 2010 and of $1,786,500 as of December 31, 2009. The Company had current assets of $1,254,765 and total assets of $1,992,318 as of June 30, 2010. Current assets consisted primarily of cash totaling $321,945 and accounts receivable of $894,285. In additional to current assets, total assets also consisted primarily of intangible assets of $507,545 and property and equipment of $131,787. The Company had current liabilities of $1,992,318 and total liabilities of $2,457,318 as of June 30, 2010. Liabilities consisted primarily of accounts payable, accrued expenses, excess billings, the current portion of long-term debt, and long-term debt.

Cash flows used in operating activities were $382,246 for the six months ended June 30, 2010, as compared to $27,662 for the six months ended June 30, 2009. The increase in cash flows used in operating activities over the comparative periods can be primarily attributed to the increase in net losses and the adjustment from decreases in accounts payable in the current period that were only partially offset by adjustments from a decrease in accounts receivable, depreciation and amortization, and common stock issued for services. We expect to continue to use cash flow in operating activities over the near term.

Cash flows used in investing activities were $12,695 for the six months ended June 30, 2010, as compared to $0 for the six months ended June 30, 2009. Cash flows used in investing activities in the current period are from the purchase of property and equipment which was partially offset by payments received on a note receivable. The Company expects to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $499,103 for the six months ended June 30, 2010, as compared to $44,000 for the six months ended June 30, 2009. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash which was partially offset by a payment on long-term debt and payments on a related party payable. We may continue to provide cash flow from financing activities.

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

The Company has no commitments for future capital expenditures that were material at June 30, 2010.

The Company has a 2010 Benefit Plan registered under Form S-8 pursuant to which it could issue or option shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2010, 2,000,000 shares remained available for issuance or grant under this plan.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees. The Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,280,351 as of December 31, 2009, which deficit has increased to $7,342,018 as of June 30, 2010. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income as anticipated for the third quarter of 2010 and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increases in revenue; (ii) decreases in general and administrative costs; (iii) financing from private placement sources; and (iv) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

  our anticipated financial performance;
  the sufficiency of existing capital resources;
  our ability to raise additional capital to fund cash requirements;
  uncertainties related to our business;
  increases in revenues;
  the volatility of the stock market and;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In October 2009, Park Valley Associates II, LP filed a Writ of Execution in the Court of Common Pleas of Delaware County, Pennsylvania, Case #08-016724 against the Company in order to garnish its bank accounts charging a balance due of $191,827 and costs of $9,591 in connection with the Company’s failure to pay rent. The parties settled the outstanding amount due on June 30, 2010.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of over $7,000,000 as of June 30, 2010. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2010, the Company had a working capital deficit of $737,553. We do not expect to generate sufficient cash flow from operations to cover our expenditures until the third quarter of 2010. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE COMPANY DEPENDS UPON LIMITED SOURCE SUPPLIERS

The Company utilizes third party electronic assemblers for its board sets which the Company final assembles in its West Chest Pennsylvania facility. Many components are purchased from such source suppliers as Freescale Semiconductor, and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers, as well as a limited number of source suppliers, which dependence, reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s business.

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

Risks Related to the Company’s Stock

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company may need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures by or before 2011. Until the point at which cash flow from operations can match expenditures we may have to realize up to $3,000,000 additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. We have no commitment from any sources of financing to provide us with any needed capital requirements. Any equity financing will obligate us to issue additional shares of the Company’s common stock which will result in dilution to existing shareholders. If we are unable to obtain sufficient capital, then we will need to restrict or even cease operations, which actions would adversely affect our shareholders.

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF THE SARBANES-OXLEY ACT OF 2002, WHICH EXPENSES WILL CONTINUE TO NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses and made some activities more time-consuming and costly than previously, which expenses continue to negatively impact our financial performance.

THE COMPANY’S STOCK PRICE IS VOLATILE

The market price for our common stock is subject to significant volatility and trading volumes are low.

Factors affecting the Company’s market price could include:

  the Company’s perceived prospects;
  negative variances in our operating results, and achievement of key business targets;
  limited trading volume in shares of the Company’s common stock in the public market;
  sales or purchases of large blocks of our stock;
  changes in, or the Company’s failure to meet, earnings estimates;
  changes in securities analysts’ buy/sell recommendations;
  differences between our reported results and those expected by investors and securities analysts;
  announcements of new contracts by the Company or our competitors;
  announcements of legal claims against us;
  market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
  developments in the financial markets;
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

THE COMPANY’S COMMON STOCK IS CURRENTLY DEEMED TO BE “PENNY STOCK”, WHICH MAKES IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2010, the Company authorized the issuance of 500,000 shares of common stock to Park Valley Associates II L.P., pursuant to a debt settlement agreement dated June 30, 2010, to convert a debt obligation of $133,419, valued at approximately $0.267 per share, pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

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

On June 30, 2010, the Company authorized the issuance of 1,500,000 shares of common stock to the following 11 officers, directors, employees and consultants for services rendered to the Corporation of $375,000 valued at $0.25 per share pursuant to exemption provided by Section 4(2) of the Securities Act:

Name	Shares	Value
Don Gilbreath	300,000	$75,000
Robert Betty	200,000	$50,000
Albert White	100,000	$25,000
Andy Finkel	50,000	$12,500
Carolyn Scheppner	50,000	$12,500
Ruairidh Campbell	100,000	$25,000
Pete Ianace	300,000	$75,000
Don Cavett	200,000	$50,000
Steve Stuart	100,000	$25,000
Greg Palmacci	50,000	$12,500
Amy Largent	50,000	$12,500

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were limited offerees; (3) the offerees stated the intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offerees and the Company.

During the six month period ended June 30, 2010, the Company authorized the issuance of 2,698,000 shares of common stock to 31 persons or entities in exchange for $674,500 valued at $0.25 per share, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act. No commission was paid in connection with this offering to the following individuals and entities:

Investor	Shares	Consideration
Michael P. Barbaro	100,000	$25,000
Michael J. Buckley	80,000	$20,000
Michal Bozek	20,000	$5,000
Timothy S. Calhoun	40,000	$10,000
Michael Carey	20,000	$5,000
Donald J. Carter, Jr.	100,000	$25,000
James B. Crowther, Jr.	104,000	$26,000
Hugh Jeffrey Gallagher	40,000	$10,000
Chris Hart	20,000	$5,000
John Hart	120,000	$30,000
Gene Hoggard	62,000	$15,500
James M. Huntley Jr.	100,000	$25,000
T. Jones	32,000	$8,000
Stephen K. Maurer	100,000	$25,000
Katherine O'Brien	80,000	$20,000
Louis C. Rose	410,000	$102,500
Gary Sansone	120,000	$30,000
Nancy Seale	100,000	$25,000
John R. Shand	40,000	$10,000
David Schay	100,000	$25,000
Charles R. Spinella	90,000	$22,500
Cory A. Strange	50,000	$12,500
Scott D. Strange	50,000	$12,500
Patricia H. Struzik	20,000	$5,000
Gabor Sztamentis	100,000	$25,000
Tempus Jets LLC	60,000	$15,000
Dan Traxler	40,000	$10,000
Mark S. Visosky	200,000	$50,000
Lou Wood	100,000	$25,000
Pamala Jo Ross Wood Trustee	100,000	$25,000
Louis Wood II	100,000	$25,000

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

During the six months ended June 30, 2010 the Company authorized the issuance of 508,200 shares of common stock to Paul Higbee in exchange for the extinguishment of an accrued interest obligation of $127,050 valued at $0.25 per share due on certain promissory notes, pursuant to exemption provided by Section 4(2) of the Securities Act.

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

On June 30, 2010, the Company authorized the issuance of 355,710 shares of common stock to HNI, LLC pursuant to a debt settlement agreement dated June 30, 2010, to convert a debt obligation of $177,855 valued at $0.50 per share, pursuant to exemption provided by Section 4(2) of the Securities Act.

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

On July 12, 2010, the Company authorized the issuance of 30,000 shares of common stock to Windstone Capitol Advisors, Inc., to settle $15,000 due on a letter of understanding and agreement dated May 4, 2010, valued at $0.50 per share, pursuant to exemption provided by Section 4(2) of the Securities Act.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

The Company has a note payable to Robert Betty, a director of the Company, which note is secured by the common stock and assets of Pinnacle. The Company is in default of the terms of the note with $861,270 remaining due.

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

ComCam International, Inc. /s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	Date August 16, 2010

EXHIBITS

Exhibit		Description

3	(i)*	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Form 10-SB/A filed with the Commission on June 26, 2006).
3	(ii)*	Bylaws of the Company (incorporated by reference to the Form 10-SB/A filed with the
Commission on June 26, 2006).
10	(i)*	Employment Agreement between the Company, ComCam, Inc. and Don Gilbreath dated
June 22, 2005 (incorporated by reference to the Form 10-SB/A filed with the
Commission on June 26, 2006).
10	(ii)*	Joinder, Amendment and Consent Agreement between ComCam, Inc., the Company and
HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).
10	(iii)*	Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form
10-K filed with the Commission on April 14, 2008).
10	(iv)*	Amended and Restated Debenture between the Company and HNI dated July 10, 2009
(incorporated by reference to the Form 10-Q filed with the Commission on January 27,
2010).
10	(v)*	Share Purchase Agreement between the Company, Pinnacle Integrated Systems, Inc.,
Robert Betty and Feng Brown dated December 30, 2009 (incorporated by reference to the
Form 8-K filed with the Commission on December 31, 2009).
14	*	Code of Ethics adopted March 24, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).
21	*	Subsidiaries (incorporated by reference to the Form 10-K filed with the Commission on
April 16, 2010).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule
	13a-14	of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
	Section	302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(attached).
* Incorporated by reference to previous filings of the Company.