Form 10-Q
period 2010-09-30
COMCAM INTERNATIONAL INC
filed 2010-11-12
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at November 11, 2010, was 12,921,618.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements......................................................................................................           3

               Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009         4

               Unaudited Consolidated Statements of Operations for the three and nine month periods

ended September 30, 2010 and September 30, 2009.....................................................                5

               Unaudited Consolidated Statements of Cash Flows for the nine month periods ended

September 30, 2010 and September 30, 2009...............................................................               6

               Notes to Unaudited Consolidated Financial Statements.................................................               7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................................             17

Item 4.    Controls and Procedures................................................................................................          17

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................................................... 18

Item 1A.   Risk Factors                                                                                                                   18

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

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$728,451	217,783
Accounts receivable	673,559	1,190,927
Costs and estimated earnings in excess of
billings on uncompleted contracts	80,062	1,874
Prepaid expenses	15,525	9,595
Note receivable	-	36,667
Total current assets	1,497,597	1,456,846
Property and equipment, net	169,853	110,842
Intangible assets, net	407,648	700,502
Other assets	24,396	10,806
Total assets	$2,099,494	2,278,996
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$435,959	711,734
Accrued expenses	182,591	259,439
Billings in excess of costs and estimated
earnings on uncompleted contracts	417,318	468,938
Related party payables	-	36,667
Current portion of long-term debt	1,018,218	1,766,568
Total current liabilities	2,054,086	3,243,346
Accrued expenses	18,651	-
Long-term debt	465,000	-
Total liabilities	2,537,737	3,243,346
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 12,921,618 and 6,982,640 shares issued and
outstanding, respectively	1,292	698
Additional paid-in capital	6,919,614	5,316,303
Stock subscription receivable	-	(1,000)
Accumulated deficit	(7,359,149)	(6,280,351)
Total stockholders' deficit	(438,243)	(964,350)
Total liabilities and stockholders' deficit	$2,099,494	2,278,996

The accompanying notes are an integral part of these financial statement.

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues, net	$1,028,863	1,620	2,527,387	18,130
Cost of revenues	682,082	1,200	1,881,195	4,200
Gross profit	346,781	420	646,192	13,930
Operating expenses:
General and administrative expenses	341,550	191,048	1,657,011	306,607
Research and development expenses	1,862	-	7,837	50
	343,412	191,048	1,664,848	306,657
Income (loss) from operations	3,369	(190,628)	(1,018,656)	(292,727)
Other income (expense):
Interest income	97	1,671	667	1,671
Interest expense	(20,597)	(22,724)	(74,534)	(65,549)
Debt extinguishment income	-	-	13,725	-
	(20,500)	(21,053)	(60,142)	(63,878)
Loss before provision for income taxes	(17,131)	(211,681)	(1,078,798)	(356,605)
Provision for income taxes	-	-	-	-
Net loss	$(17,131)	(211,681)	(1,078,798)	(356,605)
Net loss per common share - basic and diluted	$(0.00)	(0.04)	(0.10)	(0.08)
Weighted average common and common
equivalent shares	12,717,509	5,475,683	10,537,403	4,443,561

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
	2010	2009
Cash flows from operating activities:
Net loss	$(1,078,798)	(356,605)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	390,000	114,500
Depreciation and amortization	321,741	9,512
Loss on disposal of assets	10,449	-
(Increase) decrease in:
Accounts receivable	517,368	-
Prepaid expenses	(5,930)	-
Related party receivable	-	(8,054)
Costs and estimated earnings in excess of
billings on uncompleted contracts	(78,188)	-
Other assets	(13,590)	-
Increase (decrease) in:
Accounts payable	(142,275)	29,094
Accrued expenses	121,708	146,108
Related party payables	-	(2,120)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(51,620)	-
Net cash used in operating activities	(9,135)	(67,565)
Cash flows from investing activities:
Issuance of note receivable	-	(36,667)
Payments received on note receivable	36,667	-
Purchase of property and equipment	(98,347)	-
Net cash used in investing activities	(61,680)	(36,667)
Cash flows from financing activities:
Checks in excess of cash	-	17,541
Payments on related party payable	(36,667)	36,667
Payments on long-term debt	(158,350)	-
Issuance of common stock	776,500	49,000
Net cash provided by financing activities	581,483	103,208
Net increase (decrease) in cash	510,668	(1,024)
Cash, beginning of period	217,783	1,024
Cash, end of period	$728,451	-

The accompanying notes are an integral part of these financial statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Comcam International, Inc. (Comcam) and its wholly owned subsidiary Pinnacle Integrated Systems, Inc. (Pinnacle). Collectively, these entities are referred to as “the Company”.

Comcam International, Inc. was organized under the laws of the state of Delaware on September 19, 1998. The Company’s operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Pinnacle is a security systems integrator focused on correctional facilities across the United States, providing turnkey system design and installation, maintenance contracts, and field support technicians.

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

Note 2 – Going Concern

As of September 30, 2010, the Company has negative working capital, a stockholders’ deficit, and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

Note 3 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Note payable to Robert Betty, bearing interest at
3%, secured by the common stock and assets of
Pinnacle, and due in five monthly installments of
$200,000, beginning February 15, 2010. The Company is
in default of the agreement.	$841,650	1,000,000

Notes payable to Paul Higbee, bearing interest at 8%, due
March 2012, secured by the intellectual property of the
Company.	465,000	465,000

Unsecured note payable to Global Megatrend, bearing
interest at 7.5% and due on demand. The note may be
converted to common shares of the Company, at the option
of the holder, based on certain terms related to
outstanding shares and per share prices. The Company is in
default of the agreement.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000 bearing
interest at 12%, and due on demand.	-	125,000

	1,483,218	1,766,568
Less current portion	(1,018,218)	(1,766,568)

	$465,000	-

Note 4 – Stock Benefit Plans

As of May 18, 2010 the Company terminated its previous stock benefit plan established on May 3, 2007.  On May 28, 2010 the Company adopted a new stock benefit plan (the Plan) whereby it may issue common stock or grant common stock options to employees or other individuals, including consultants or advisors, who contribute to the Company’s success. A total of 2,000,000 shares of common stock are subject to the Plan’s provisions. As of September 30, 2010 no stock has been optioned, issued or granted under the Plan.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 5 – Supplemental Cash Flow Information

During the nine months ended September 30, 2010, the Company:

•         Issued 1,363,930 shares of common stock in exchange for $438,405 of long-term debt, accounts payable, and accrued expenses.

•         Issued 1,530,000 shares of common stock for services rendered to the Company in the amount of $390,000.

•         Issued 3,106,000 shares of common stock in exchange for $776,500 in cash.

•         Recognized debt extinguishment income of $13,725 from the discharge of certain accounts payable.

•         Cancelled the stock subscription receivable of $1,000.

During the nine months ended September 30, 2010 and 2009, cash paid for interest was $23,300 and $0, respectively.

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2010.

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

11

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

Results of Operations

During the nine month period ended September 30, 2010, we were engaged in (i) the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians through Pinnacle, (iii) entering into a joint venture agreement intended to offer a turnkey franchise management system as a monthly service to the restaurant industry, and (iv) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended September 30, 2010, increased to $1,028,863 from $1,620 for the three months ended September 30, 2009.  Revenue for the nine months ended September 30, 2010, increased to $2,527,387 from $18,130 for the nine months ended September 30, 2009. The increase in revenue over the comparable periods is primarily due to Pinnacle’s sales in the current periods. We expect to increase revenues in future periods through an increase in (i) Pinnacle’s sales to correction facilities and (ii) sales of our next generation video products.

Cost of revenue for the three months ended September 30, 2010, was $682,082 compared to $1,200 for the three months ended September 30, 2009. Cost of revenue for the nine months ended September 30, 2010, was $1,881,195 compared to $4,200 for the nine months ended September 30, 2009. The increase in the cost of revenue in the current periods can be primarily attributed to the increase in costs of materials sold. We expect costs of revenue to increase in future periods with a corresponding increase in sales of our products.

Gross profit for the three months ended September 30, 2010, increased to $346,781 from $420 for the three months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010, increased to $646,192 from $13,930 for the nine months ended September 30, 2009. The increase in gross profit over the comparable periods is primarily attributable to increases in revenue. We expect that gross profit will increase in the near term and that gross profit as a percentage of revenue will remain relatively constant in future periods.

Operating Expenses

Operating expenses for the three months ended September 30, 2010, increased to $343,412 from $191,048 for the three months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2010, increased to $1,664,848 from $306,657 for the nine months ended September 30, 2009. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $341,550 from $191,048 for the three month periods and to $1,657,011 from $306,607 for the nine month periods. The increase in operating expenses over the comparable periods is primarily attributable to the operations of the Pinnacle, the Company’s wholly owned subsidiary. We expect operating expenses to decrease in future periods as the Company consolidates its day to day operations with that of Pinnacle.

Depreciation and amortization expenses for the nine months ended September 30, 2010 and 2009 were $321,741 and $9,512, respectively. The increase in depreciation and amortization expenses in the nine month period ended can be attributed to the addition of fixed assets owned by Pinnacle as well as the amortization of intangible assets related to the acquisition of Pinnacle.

Other Income (Expense)

Interest income for the three months ended September 30, 2010, was $97 as compared to $1,671 for the three months ended September 30, 2009. Interest income for the nine months ended September 30, 2010, was $667 as compared to $1,671 for the nine months ended September 30, 2009.

Interest expense for the three months ended September 30, 2010, decreased to $20,597 from $22,724 for the three months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010, increased to $74,534 from $65,549 for the nine months ended September 30, 2009. The Company expects that losses from interest expense will fluctuate over future periods as management strives to reduce debt.

Net Losses

Net losses for the three months ended September 30, 2010, decreased to $17,131 from $211,681 for the three months ended September 30, 2009. Net losses for the nine months ended September 30, 2010, increased to $1,078,798 from $356,605 for the nine months ended September 30, 2009. The decrease in losses over the comparative three month periods is primarily due to the increase in revenues in the current three month period. The increase in losses over the comparative nine month periods can be attributed to the increase in general and administrative expenses in the current nine month period. We expect net losses to transition to net income in 2011 as indicated by the decrease in net losses in the current three month period.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at September 30, 2010, was over $7,000,000. These losses will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three and nine months ended September 30, 2010 or 2009.

Liquidity and Capital Resources

The Company had a working capital deficit of $556,489 as of September 30, 2010 and of $1,786,500 as of December 31, 2009. The Company had current assets of $1,497,597 and total assets of $2,099,494 as of September 30, 2010. Current assets consisted primarily of cash totaling $728,451 and accounts receivable of $673,559, estimated earnings in excess of billings on uncompleted contracts of $80,062 and pre-paid expenses of $15,525. Total assets include current assets and intangible assets of $407,648, property and equipment of $169,853 and other assets of $24,396. The Company had current liabilities of $2,045,086 and total liabilities of $2,537,737 as of September 30, 2010. Liabilities consisted primarily of accounts payable of $435, 959, accrued expenses of $182, 591, excess billings on uncompleted contracts of $417,318, the current portion of long-term debt of $1,018,218, and long-term debt of $465,000.

Cash flows used in operating activities were $9,135 for the nine months ended September 30, 2010, as compared to $67,565 for the nine months ended September 30, 2009. The decrease in cash flows used in operating activities over the comparative periods can be primarily attributed to the increase in expenses related to the issuance of stock for services and the increase in accounts receivable. We expect to generate cash flow from operating activities over the near term as net losses transaction to net income.

Cash flows used in investing activities were $61,680 for the nine months ended September 30, 2010, as compared to $36,667 for the nine months ended September 30, 2009. Cash flows used in investing activities in the current period are from the purchase of property and equipment which was partially offset by payments received on a note receivable. The Company expects to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $581,483 for the nine months ended September 30, 2010, as compared to $103,208 for the nine months ended September 30, 2009. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash which was partially offset by a payment on long-term debt and payments to a related party. We expect to continue to provide cash flow from financing activities in the near term.

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

The Company has no commitments for future capital expenditures that were material at September 30, 2010.

The Company has a 2010 Benefit Plan registered under Form S-8 pursuant to which it could issue or option shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2010, 2,000,000 shares remained available for issuance or grant under this plan.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,280,351 as of December 31, 2009, which deficit has increased to $7,359,149 as of September 30, 2010. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income as anticipated in 2011 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increases in revenue; (ii) decreases in general and administrative costs; (iii) financing from private placement sources; and (iv) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 4.          CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of over $7,000,000 as of September 30, 2010. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of September, 2010, the Company had a working capital deficit of $556,489. We do not expect to generate sufficient cash flow from operations to cover our expenditures until 2011. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE COMPANY DEPENDS UPON LIMITED SOURCE SUPPLIERS

The Company utilizes third party electronic assemblers for its board sets which the Company final assembles in its West Chester, Pennsylvania facility. Many components are purchased from such source suppliers as Freescale Semiconductor, and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers, as well as a limited number of source suppliers, which dependence, reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s business.

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

Risks Related to the Company’s Stock

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company may need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures by 2011. Until the point at which cash flow from operations can match expenditures we may have to realize up to $3,000,000 additional capital for operations. Capital realized would be used for research and development expenses, marketing costs and general and administrative expenses. We have no commitment from any sources of financing to provide us with any needed capital requirements. Any equity financing will obligate us to issue additional shares of the Company’s common stock which will result in dilution to existing shareholders. If we are unable to obtain sufficient capital, then we will need to restrict or even cease operations, which actions would adversely affect our shareholders.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2010, the Company authorized the issuance of 30,000 shares of common stock to Windstone Capital Advisors, Inc., pursuant to the terms of an agreement dated May 4, 2010, amended on July 12, 2010, for the rendition of investor relations and capital advisory services, valued at $0.50 per share, pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

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

During the three month period ended September 30, 2010, the Company authorized the issuance of 408,000 shares of common stock to 5 persons or entities in exchange for $102,000 valued at $0.25 per share, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act and Section 4(2) of the Securities Act to the following individuals and entities:

Investor	Shares	Consideration
James M. Huntley Jr.	100,000	$25,000
Gabor Sztamentis	100,000	$25,000
Bahanna Group, LLC.	140,000	$35,000
James B. Crowther, Jr.	20,000	$5,000
Anthony and Kelly Jones	48,000	$12,000

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

23

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there were 5 offerees; (3) the offerees stated an intention not to resell the stock; (4) there have been no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the discussions that lead to the issuance of the stock took place directly between the offerees and the Company.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

The Company has a note payable to Robert Betty, a director of the Company, which note is secured by the common stock and assets of Pinnacle. The Company is in default of the terms of the note with $841,650 remaining due.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 11, 2010

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