Form 10-K/A
period 1999-12-31
COMCAM INTERNATIONAL INC
filed 2011-01-14
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Form 10K/A has been amended to (i) revise our description of business to provide for the status of products in development; (ii) to expand our discussion and analysis of financial condition and results of operations; (iii) to reconcile our disclosure in respect to our controls and procedures; (iv) to take account of additional information in respect to our board of directors; (v) to extend the term of disclosure for the involvement of our board of directors in certain legal proceedings; (vi) to add to our disclosure of certain related transactions; (vii) to include additional exhibits; and (viii) to rectify and bring current the Rule 13a-14(a) and Section 1350 certifications required by the Sarbanes-Oxley Act of 2002. PART I

ITEM 1.          BUSINESS

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
  Reduced downtime with immediate response on parts and service; and
  Discounts on consumables, parts and accessory items.

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

Correctional Facilities

Pinnacle’s customer list includes the following juvenile and super maximum security correctional facilities across the United States:

  Federal Correctional Institution Berlin – Berlin, New Hampshire
  Mercer Juvenile Detention Center – Mercer, New Jersey
  State Correctional Institution Muncy – Muncy, Pennsylvania
  State Correctional Institution Mercer – Mercer, Pennsylvania
  Federal Correctional Institution Seagoville – Seagoville, Texas
  Keesler Air Force Base – Kessler, Mississippi
  Chester County Prison – West Chester, Pennsylvania
  Carroll County Detention Center – Westminster , Maryland
  Juvenile and Domestic Relations Courthouse – Charlottesville, Virginia
  Hall County Jail – Omaha, Nebraska
  Philadelphia Industrial Correctional Center – Philadelphia, Pennsylvania
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

Although we do not currently need to seek approval for our devices due to the particulars of our current sales and customer utilization, we do plan to produce a new generation of cameras and accompanying micro-servers derived from an enhancement of the software currently associated with these products. Due to financial constraints these new products are not yet in production and we are yet to determine a production start date. We intend to initiate production of new products at such time as sufficient financing is available and will seek FCC approval at the appropriate time. FCC approval will require that we provide the FCC with examples of this new generation of products. The new products will then be subjected to a series of standardized radiation tests. Sufficient test results will label our products with FCC approval.

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

THE COMPANY MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS

We have historically had difficulty producing new products due to cash flow shortages. Our future success depends in a significant part on the ability to evolve our hardware and software to develop new products. Should adequate funds to produce new products not become available the Company’s ability to respond to competitive pressures would be significantly limited.

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

THE COMPANY’S SUCCESS DEPENDS ON THE COMPANY’S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued service and performance of Don Gilbreath, Robert Betty and other key personnel. We have relatively few senior personnel, and so the loss of Don Gilbreath, Robert Betty or any other key employees could have a material adverse effect on the Company’s business prospects, financial condition and results of operations. Our future success also depend on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

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
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer, 1981 East, Murray-Holladay Road, Holladay, Utah, 84117-5164, and their telephone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Subsequent to the year ended December 31, 2009, the Company authorized the issuance of 1,730,000 shares of common stock in exchange for $432,500 in cash or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals and entities:

Investor	Shares	Consideration
Bahanna Group, LLC	80,000	$20,000
Barbard, Michael	100,000	$25,000
Barker, Ron	40,000	$10,000
Besson, Mike	100,000	$25,000
Bowman, Mark	80,000	$20,000
Bozek, Michal	20,000	$5,000
Carey, Michael	20,000	$5,000
Carter, Donald Jr.	100,000	$25,000
Crowther, James B. Jr.	40,000	$10,000
Gallagher, Hugh Jeffrey	40,000	$10,000
Hart Roofing & Remodeling	60,000	$15,000
Hart Roofing & Remodeling	60,000	$15,000
Hart Roofing & Remodeling	20,000	$5,000
Healing Point Acupuncture, LLC	40,000	$10,000
Maurer, Stephen K.	100,000	$25,000
Nextech Solutions, LLC	100,000	$25,000
Rose, Louis C.	250,000	$62,500
Sansone, Gary	120,000	$30,000
Sztamenits Limited Family Partnership	160,000	$40,000
Sztamenits, Gabor	100,000	$25,000
Traxler, Dan	20,000	$5,000
Traxler, Dan	20,000	$5,000
Visosky, Mark	60,000	$15,000
Total	1,730,000	$432,500

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

Revenue

Revenue for the year ended December 31, 2009, increased to $24,086 from $11,502 for the year ended December 31, 2008, an increase of 109%. During the year ended December 31, 2009, all of our revenue was derived from product sales as compared to the year ended December 31, 2008 during which $4,400 was from product sales with the remainder from contract work and consulting. Despite the increase in revenue over the comparative annual periods we remain unable to bond contracts or manufacture our full range of products due to the current financial condition. We expect revenue to increase over the next twelve months with the acquisition of Pinnacle.

Cost of revenue for the year ended December 31, 2009 decreased to $24,046 from $132,438 for the year ended December 31, 2008, a decrease of 82%. The decrease in the cost of revenue over the comparative periods can be primarily attributed to costs not realized in the current period: $64,354 to an outside contract manufacturer and $66,278 in the write-down of inventory. We expect that costs associated with revenue in connection with the manufacture of our products to increase over the next twelve months in correspondence with an anticipated increase in revenue.

Gross profit for the year ended December 31, 2009, was $40 as compared to a gross loss of $120,936 for the year ended December 31, 2008. The transition from gross loss to gross profit over the comparable periods is primarily attributable to a decrease in the cost of revenues. We expect that gross profit as a percentage of revenue will increase in the near term as the Company expects to increase the sale of its products

Expenses

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

Cash flows provided by investing activities were $123,822 for the year ended December 31 , 2009 as compared to the cash flows used in investing activities of $443 for the year ended December 31, 2008. Cash flows provided by investing activities in the current period are from the cash received through the acquisition of Pinnacle. The Company expects to continue to use cash flows in investing activities in future periods.

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

The Company has no commitments for future capital expenditures that were material at December 31 , 2009.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in this Form 10-K/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

Please see Note 19 to our consolidated financial statements for recent accounting pronouncements.

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

  Issued 1,600,000 shares of common stock for services rendered of $114,500.

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

  Removed an embedded derivative liability and increased additional paid-in capital $53,571.

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

December 31, 2009 and 2008

Note 19 – Recent Accounting Pronouncements (continued)

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

December 31, 2009 and 2008

Note 19 – Recent Accounting Pronouncements (continued)

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

•    lack of an audit committee due to a lack of a majority of outside directors, resulting in ineffective oversight in the monitoring of required internal controls over financial reporting;

•    inadequate segregation of duties consistent with control objectives since the responsibilities associated with the offices of chief executive officer, chief financial officer and principal accounting officer are assumed by one individual; and

•     ineffective controls over period end financial disclosure and reporting processes related to the ineffective recording, processing, summarizing, and reporting of that information requiring disclosure, within the time periods specified in the Commission’s rules and forms, which was not accumulated and communicated to management in a manner that would allow timely decisions regarding required disclosures.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of an audit committee, the inadequate segregation of duties and the lack of a majority of outside directors  results in ineffective oversight in the monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to initiate, the following measures:

  segregate the duties of chief executive officer and chief financial officer/principal accounting officer consistent with our control objectives; and
  appoint additional outside directors to our board in order to form an audit committee that will undertake oversight in monitoring of required internal controls over financial reporting such as reviewing estimates and assumptions made by management.

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

Mr. Gilbreath has 24 years of experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor’s, and Commodore International.  He developed and launched or licensed over 30 products including musical instruments, multimedia players, and Internet access devices. Mr. Gilbreath has broad experience in directing international engineering teams, vendor negotiations, licensing, patents, offshore manufacturing and launching of innovative products to world markets. >From 1987 to 1992 Mr. Gilbreath was Director of Product and Market Development for Commodore International Ltd.  Among other responsibilities he was Chief Designer of CDTV, the world’s first consumer multimedia player under $1,000. In addition, he created and developed OEM sales channels and vertical markets for Commodore’s complete line of microcomputers and peripherals. In 1990 Mr. Gilbreath was selected as delegate from the USA to the USSR for technology transfer of semiconductor and computer architecture. In 1993 he founded Gilbreath Systems Inc., an international contract engineering and product development firm, and from 1994 to 1997 served as CTO and VP Engineering for VIScorp, a Chicago-based company that designed and developed set-top boxes (pre-WebTV). In 1997, Mr. Gilbreath founded the Company.

Mr. Gilbreath’s experience in product development, engineering project management and specialized technical sales qualify him as a director and executive officer of the Company.

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

Mr. Betty’s experience in the electronics industry within operations, management and budget control qualify him as a director of the Company.

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

Mr. White’s experience in the management of high technology based firms, extensive client base in related industries, and acquaintance with government sponsored contracts qualify him as a director of the Company.

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

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•         Don Gilbreath failed to timely file a Form 3, 4 or 5 despite being our executive officer, a director, and the beneficial owner of more than 10% of our common stock.

•         Robert Betty failed to timely file a Form 3, 4 or 5 despite being a director and shareholder.

•         Albert White failed to timely file a Form 3, 4 or 5 despite being a director and shareholder.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K/A. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following:

•         Mr. Gilbreath, our sole executive officer and a director, accrued an amount of $100,000 plus $9,650 in payroll taxes for compensation during each of the annual periods ended December 31, 2009 and 2008, which amounts were forgiven as of December 31 of each respective annual period.

•         Robert Betty, a director, sold 100% of Pinnacle to the Company on December 30, 2009 in exchange for 300,000 shares of the Company’s common stock that were issued to Mr. Betty’s spouse, Feng Brown, and a promissory note in the amount of $1,000,000 to be paid to Mr. Betty and Ms. Brown by June 15, 2010 in five equal payments of $200,000 that is secured by the shares of Pinnacle and its business assets. The initial payment was due on February 15, 2010 of which $100,000 had been paid as of the date of this report.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K/A:

            Financial Statements of The Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 37 of this Form 10-K/A, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	January 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	January 14, 2011
/s/ Robert Betty Robert Betty Director	January 14, 2011

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

10 (ii)               Amendment and Assignment of Convertible Debenture between the Company and Global Convertible Megatrend, LTD, dated June 30, 2007 (attached).

10 (iii)*            Joinder, Amendment and Consent Agreement between ComCam, Inc., the Company and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10 (iv)*            Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

10 (v)*             Amended and Restated Debenture between the Company and HNI dated July 10, 2009 (incorporated by reference to the Form 10-Q filed with the Commission on January 27, 2010).

10 (vi)*            Share Purchase Agreement between the Company, Pinnacle Integrated Systems, Inc., Robert Betty and Feng Brown dated December 30, 2009 (incorporated by reference to the Form 8-K filed with the Commission on December 31, 2009).

10 (vii)             Secured Promissory Note from Paul Higbee dated March 31, 2010 (attached).

10 (viii)            Debt Settlement Agreement between the Company and Paul Higbee dated March 31, 2010 (attached).

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

99*                  Pinnacle Integrated Systems, Inc. Financial Statements (incorporated by reference to the Form 8-K/A filed with the Commission on March 1, 2010).

            *         Incorporated by reference to previous filings of the Company.