Form 10-Q/A
period 2010-09-30
COMCAM INTERNATIONAL INC
filed 2011-01-14
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 .

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Explanatory Note

This Form 10Q/A has been amended to (i) to expand our discussion and analysis of financial condition and results of operations; (ii) to add to our disclosure in respect to defaults on senior securities;(iii) to incorporate by reference additional exhibits and (iv) to bring current the Rule 13a-14(a) and Section 1350 certifications required by the Sarbanes-Oxley Act of 2002.

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

Results of Operations

During the nine month period ended September 30, 2010, we were engaged in (i) the ongoing development of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians through Pinnacle, (iii) servicing maintenance contracts, providing software development expertise and consulting on security surveillance systems, and (iv) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended September 30, 2010, increased to $1,028,863 from $1,620 for the three months ended September 30, 2009.  Revenue for the nine months ended September 30, 2010, increased to $2,527,387 from $18,130 for the nine months ended September 30, 2009. The increase in revenue over the comparable periods is primarily due to the consolidation of sales attributable to Pinnacle in the current three and nine month periods. During the three months ended September 30, 2010, $998,863 of our revenue was derived from sales attributable to Pinnacle, and $30,000 of our sales were derived from the rendition of contract work. During the nine months ended September 30, 2010, $2,433,593 of our revenue was derived from sales attributable to Pinnacle, and $93,794 from the rendition of contract work and consulting. The Company did not derive any revenue from the sale of its Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions over the current three and nine month comparative periods though we continue to market a limited range of these products.  We expect revenues to continue to increase in the near term based on the amount of work Pinnacle currently has under contract and the steady increase in the number of bids Pinnacle generates in the pursuit of a growing number of projects.

Cost of revenue for the three months ended September 30, 2010, was $682,082 compared to $1,200 for the three months ended September 30, 2009. Cost of revenue for the nine months ended September 30, 2010, was $1,881,195 compared to $4,200 for the nine months ended September 30, 2009. The increase in the cost of revenue in the current three and nine month periods can be primarily attributed to the inclusion of salaries associated with the operations of Pinnacle. During the three months ended September 30, 2010 $609,975 of our consolidated cost of revenue was derived from costs attributable to Pinnacle while during the nine months ended September 30, 2010 $1,581,201of our consolidated cost of revenue was derived from costs attributable to Pinnacle. We expect the cost of revenue to increase in the near term in line with our expectation that revenues will increase as a result of Pinnacle’s operations.

Gross profit for the three months ended September 30, 2010, increased to $346,781 from $420 for the three months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010, increased to $646,192 from $13,930 for the nine months ended September 30, 2009. The increase in gross profit in the current three and nine month periods can be primarily attributed to the revenue generated through the operations of Pinnacle. During the three months ended September 30, 2010 $388,888 of our consolidated gross profit was derived from profit attributable to Pinnacle. During the nine months ended September 30, 2010 $852,392 of our consolidated gross profit was derived from profit attributed to Pinnacle. We expect that gross profit will increase in the near term in line with our expectation that revenues will increase as a result of Pinnacle’s operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2010, increased to $343,412 from $191,048 for the three months ended September 30, 2009. Operating expenses for the nine months ended September 30, 2010, increased to $1,664,848 from $306,657 for the nine months ended September 30, 2009. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $341,550 from $191,048 for the three month periods and to $1,657,011 from $306,607 for the nine month periods. The increase in operating expenses over the comparable periods is primarily attributable to the addition of the operations of Pinnacle, the Company’s wholly owned subsidiary in the current three and nine month periods. We expect that operating expenses will decrease in the near term as the Company moves to consolidate its day to day operations with that of Pinnacle.

Depreciation and amortization expenses for the nine months ended September 30, 2010 and 2009 were $321,741 and $9,512, respectively. The increase in depreciation and amortization expenses in the nine month period ended can be attributed to the addition of fixed assets owned by Pinnacle as well as the amortization of intangible assets related to the acquisition of Pinnacle.

Other Income (Expense)

Interest income for the three months ended September 30, 2010, was $97 as compared to $1,671 for the three months ended September 30, 2009. Interest income for the nine months ended September 30, 2010, was $667 as compared to $1,671 for the nine months ended September 30, 2009. The decrease in interest income over the comparable periods is primarily attributable to the repayment of a note receivable from a related party in the current nine month period. We expect that interest income that interest income will continue to decrease in the near terms as the Company uses current assets to maintain operations and meet debt obligations.

Interest expense for the three months ended September 30, 2010, decreased to $20,597 from $22,724 for the three months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010, increased to $74,534 from $65,549 for the nine months ended September 30, 2009. The decrease in interest expense followed by an increase in interest expense over the comparable periods can be attributed to the interest associated with the secured promissory note incurred in connection with the acquisition of Pinnacle offset by the conversion of certain accrued interest expense to common stock that resulted in a net increase in the current nine month period over the prior nine month period. The Company expects that interest expense will decrease in the near term as management strives to reduce debt pursuant to debt settlement or equity financing.

Net Losses

Net losses for the three months ended September 30, 2010, decreased to $17,131 from $211,681 for the three months ended September 30, 2009. Net losses for the nine months ended September 30, 2010, increased to $1,078,798 from $356,605 for the nine months ended September 30, 2009. The decrease in losses over the comparative three month periods is primarily due to the increase in revenues in the current three month period primarily attributed to revenue generated by Pinnacle’s operations. The increase in losses over the comparative nine month periods can be primarily attributed to the increase in general and administrative expenses in the current nine month period due to the added expenses associated with the operations of Pinnacle. We expect net losses to transition to net income in 2011 as revenues continue to increase, operating costs decrease, and interest expense falls along with the reduction of outstanding debt.

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

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations or those of Pinnacle over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing revenue and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three and nine months ended September 30, 2010 or 2009.

Liquidity and Capital Resources

The Company had a working capital deficit of $556,489 as of September 30, 2010 and of $1,786,500 as of December 31, 2009. The Company had current assets of $1,497,597 and total assets of $2,099,494 as of September 30, 2010. Current assets consisted primarily of cash totaling $728,451 and accounts receivable of $673,559, estimated earnings in excess of billings on uncompleted contracts of $80,062 and prepaid expenses of $15,525. Total assets include current assets and intangible assets of $407,648, property and equipment of $169,853 and other assets of $24,396. The Company had current liabilities of $2,054,086 and total liabilities of $2,537,737 as of September 30, 2010. Liabilities consisted primarily of accounts payable of $435,959, accrued expenses of $182,591, excess billings on uncompleted contracts of $417,318, the current portion of long-term debt of $1,018,218, and long-term debt of $465,000.

Liquidity and capital resources improved over the nine month period ended September 30, 2010 due primarily to a reduction in current liabilities as a result of Pinnacle’s operations.

Current assets held at the subsidiary level by Pinnacle of those consolidated with the Company at September 30, 2010 consisted of $706,648 in cash, $649,159 in accounts receivable, and estimated earnings in excess of billings on uncompleted contracts of $80,062. Working capital held at the subsidiary level by Pinnacle at September 30, 2010 was $753,834. The Company has no immediate plans to repatriate cash from Pinnacle to satisfy the terms and conditions of a secured promissory note due to the former owners of Pinnacle, including one of our directors, but rather intends to meet its commitments thereto from the proceeds of additional debt or equity placements though no arrangement to do so is currently in place.

Cash flows used in operating activities were $9,135 for the nine months ended September 30, 2010, as compared to $67,565 for the nine months ended September 30, 2009. Cash flows used in operating activities in the current period can be primarily attributed to expenses related to the issuance of stock for services to the Company, depreciation and amortization expenses associated with the operation of Pinnacle, and accounts receivable generated by Pinnacle’s operations offset by the payment of accounts payable primarily incurred by Pinnacle’s operations. We expect to continue to use cash flows in operating activities until such time as net losses transition to net income.

Cash flows used in investing activities were $61,680 for the nine months ended September 30, 2010, as compared to $36,667 for the nine months ended September 30, 2009. Cash flows used in investing activities in the current period are from the purchase of property and equipment by Pinnacle offset by payments received from an unrelated party on a note receivable. We expect to continue to use cash flows in investing activities as the Company looks forward to expand operations in future periods.

Cash flows provided by financing activities were $581,483 for the nine months ended September 30, 2010, as compared to $103,208 for the nine months ended September 30, 2009. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash in a private placement for $776,500 to unrelated persons offset by a payment of $158,350 on long-term debt to Mr. Robert Betty against a note payable in connection with the acquisition of Pinnacle and payments of $36,667 to a related party. We expect to continue to provide cash flows from financing activities as the Company seeks to reduce debt and expand operations through additional equity financings.

The Company has certain long- term debt obligations as of September 30, 2010.

•         Note payable to Robert Betty in the amount of $1,000,000, bearing interest at 3%, secured by the common stock and assets of Pinnacle due in five monthly installments of $200,000, beginning on February 15, 2010. The note payable was in default as of September 30, 2010 in the amount of $841,650 plus accrued interest of $3,597. The Company intends to meet the terms of its obligation by realizing new financing objectives and is in discussions with Mr. Betty to reach an amended note payable that would permit the conversion of a portion of the outstanding amount to stock in combination with a new payment schedule.  No agreement to revise the terms of the note payable has been reached.

•         Unsecured note payable to Global Convertible Megatrend, Ltd. (“Global Megatrend”) in the amount of $179,568 bearing interest at 7.5% and due on August 30, 2008. The note may be converted to common shares of the Company, at the option of the holder, based on certain terms related to outstanding shares and per share prices. The note payable was in default as of September 30, 2010 in the amount of $179,568 plus accrued interest of $90,981. The Company intends to meet the terms of its obligation by realizing new financing objectives and has had discussions with the principal of Global Megatrend for the purpose of converting the outstanding amount due to equity. No agreement to revise the terms of the note payable has been reached and no conversion has been instructed.

•         Secured note payable to Paul Higbee in the amount of $465,000 bearing interest at 8%, due on March 31, 2012. The note payable as of September 30, 2010 is $465,000 plus accrued interest of $18,651.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months. The Company will need a minimum of $1,500,000 in debt or equity financing to reduce debt, to increase research and development activities, to provide a basis for bonding capacity and expand production. We expect to be able to realize this financing objective in the near term. However, we have no commitments or arrangements for new financing though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, or the procurement of long term debt. Further, we face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

The Company has certain long-term debt obligations that are in default as of September 30, 2010.

•         Note payable to Robert Betty in the amount of $1,000,000, bearing interest at 3%, secured by the common stock and assets of Pinnacle due in five monthly installments of $200,000, beginning on February 15, 2010. The note payable was in default as of September 30, 2010 in the amount $841,650 plus accrued interest of $3,597.

  Unsecured note payable to Global Convertible Megatrend, Ltd. (“Global Megatrend”) in the amount of $179,568 bearing interest at 7.5% and due on August 30, 2008. The note may be converted to common shares of the Company, at the option of the holder, based on certain terms related to outstanding shares and per share prices. The note payable was in default as of September 30, 2010 in the amount of $179,568 plus accrued interest of $90,981.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10‑Q/A, and are incorporated herein by this reference.

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

10(ii)*              Amendment and Assignment of Convertible Debenture between the Company and Global Convertible Megatrend, LTD, dated June 30, 2007 (incorporated by reference to the Form 10-K/A filed with the Commission on January 14, 2011).

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

10 (vii)*            Secured Promissory Note from Paul Higbee dated March 31, 2010 (incorporated by reference to the Form 10-K/A filed with the Commission on January 14, 2011).

10 (viii)*          Debt Settlement Agreement between the Company and Paul Higbee dated March 31, 2010 (incorporated by reference to the Form 10-K/A filed with the Commission on January 14, 2011).

14*                  Code of Ethics adopted March 24, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

21*                  Subsidiaries (incorporated by reference to the Form 10-K filed with the Commission on April 16, 2 010).

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