Form 10-K/A
period 2009-12-31
COMCAM INTERNATIONAL INC
filed 2011-03-09
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-2 or any amendment to this Form 10-K/A-2. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

TABLE OF CONTENTS
PART I
Item1. Business................................................................................................................... 3
Item 1A. ......................................................................................................... Risk Factors 12
Item 1B. Unresolved Staff Comments.................................................................................. 17
Item 2. Properties............................................................................................................... 17
Item 3. Legal Proceedings................................................................................................... 17
Item 4. (Removed and Reserved)....................................................................................... 17
PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities........................................................................................................ 18

Item 6. Selected Financial Data.......................................................................................... 20
Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

PART III
Item 10. ......................................... Directors, Executive Officers, and Corporate Governance 31
Item 11. ............................................................................................ Executive Compensation 34
Item 12. ...... Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters................................................................................................ 35
Item 13. ............. Certain Relationships and Related Transactions, and Director Independence 36
Item 14. ..................................................................... Principal Accountant Fees and Services 36
PART IV
Item 15. Exhibits, Financial Statement Schedules................................................................. 37
Signatures ............................................................................................................................... 38

Explanatory Note

This Form 10-K/A-2 has been amended to (i) include historical financial statements of Pinnacle Integrated Systems separate from those of the registrant, and (ii) expand the registrant’s narrative discussion of material changes and year to date comparisons to address the pre-acquisition results of operations of Pinnacle Integrated Systems.

PART I

ITEM 1.          BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., its wholly owned subsidiary, and its predecessor, unless context indicates otherwise. All references herein to “Pinnacle” refer to Pinnacle Integrated Systems, Inc. (d/b/a P2 ABC Controls), the Company’s wholly owned subsidiary and predecessor.

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

Results of Operations

We discuss below the results of operations for the Company’s comparative years ended December 31, 2009 and December 31, 2008 and Pinnacle’s comparative period ended December 30, 2009 and years ended December 31, 2008 and December 31, 2007. Pinnacle was acquired on December 30, 2009. The Company’s year ended December 31, 2009 results of operations include the results of operations for Pinnacle on December 31, 2009.  Pinnacle’s period ended December 30, 2009 does not include December 31, 2009 though Pinnacle had no operations on December 31, 2009.

The financial statements for Pinnacle for the periods ended December 30, 2009 and the years ended December 31, 2008 and December 31, 2007 are attached hereto as Exhibit 99. Although Pinnacle was formed and capitalized during the year ended December 31, 2007 it had no operations during that year. Accordingly, the results of operations for the period ended December 31, 2007 are not discussed below.

During the year ended December 31, 2009, we were engaged in (i) the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) negotiating with and acquiring Pinnacle, and (iii) satisfying continuous public disclosure requirements.

During the period ended December 30, 2009, Pinnacle was engaged in installing and integrating security systems in juvenile to super maximum security correctional facilities. Pinnacle’s primary project is the $4,300,000 multi-year install of the newly constructed Federal Correctional Institution Berlin, in Berlin, New Hampshire, which Pinnacle began in 2008 and will complete in early 2010. Our other projects during the period ended December 30, 2009 were upgrades to existing facilities.

Revenue

The Company’s revenue for the year ended December 31, 2009, increased to $24,086 from $11,502 for the year ended December 31, 2008, an increase of 109%. During the year ended December 31, 2009, all of our revenue was derived from product sales as compared to the year ended December 31, 2008 during which $4,400 was from product sales with the remainder from contract work and consulting. Despite the increase in revenue over the comparative annual periods we remain unable to bond contracts or manufacture our full range of products due to the current financial condition. We expect revenue to increase over the next twelve months with the acquisition of Pinnacle.

Pinnacle’s revenue for the period ended December 30, 2009, increased to $6,373,947 from $948,900 for the year ended December 31, 2008, an increase of 572%. A majority of Pinnacle’s revenue for both years was derived from the installation at the Berlin facility. We expect that Pinnacle’s revenue will decrease over the next twelve months on the completion of the Berlin facility installation.

The Company’s cost of revenue for the year ended December 31, 2009 decreased to $24,046 from $132,438 for the year ended December 31, 2008, a decrease of 82%. The decrease in the cost of revenue over the comparative periods can be primarily attributed to costs not realized in the current period: $64,354 to an outside contract manufacturer and $66,278 in the write-down of inventory. We expect that costs associated with revenue in connection with the manufacture of our products to increase over the next twelve months in correspondence with an anticipated increase in revenue.

Pinnacle’s cost of revenue for the period ended December 30, 2009 increased to $4,834,778 from $544,737 for the year ended December 31, 2008, an increase of 788%. The increase in the cost of revenue over the comparative periods can be primarily attributed to a corresponding increase in revenue and associated costs. Approximately half of Pinnacle’s cost of revenue is attributable to labor and half attributable to product purchases. We expect that Pinnacle’s cost of revenue will decrease over the next twelve months in correspondence with an anticipated decreases in revenue.

The Company’s gross profit for the year ended December 31, 2009, was $40 as compared to a gross loss of $120,936 for the year ended December 31, 2008. The transition from gross loss to gross profit over the comparable periods is primarily attributable to a decrease in the cost of revenues. We expect that gross profit as a percentage of revenue will increase in the near term as the Company expects to increase the sale of its products.

Pinnacle’s gross profit for the period ended December 30, 2009, increased to $1,539,169 from $404,163 for the year ended December 31, 2008, an increase of 281%. The increase in gross profit over the comparable periods is attributable to an increase in revenues over the respective periods. We expect that Pinnacle’s gross profit as a percentage of revenue will remain constant in the near term future.

Expenses

The Company’s operating expenses for the year ended December 31, 2009 increased to $460,870 from $333,365 for the year ended December 31, 2008, an increase of 38%. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $460,286 from $324,177. We expect that operating expenses will increase over the next twelve months as management moves to expand business operations.

Pinnacle’s general and administrative expenses for the period ended December 30, 2009 increased to $738,980 from $688,732 for the year ended December 31, 2008, an increase of 7%. The increase in operating expenses over the comparative periods can primarily be attributable to an increase in amounts paid to consultants. Pinnacle’s general and administrative expenses are primarily attributable to wages for employees and to a lesser extent the overhead costs associated with Pinnacle’s 6,000 square foot facility. We expect that Pinnacle’s general and administrative expenses will increase over the next twelve months with anticipated business expansion.

The Company’s depreciation and amortization expenses for the years ended December 31, 2009 and 2008 were $12,685 and $12,622, respectively.

Pinnacle’s depreciation and amortization expenses for the period ended December 30, 2009 and the year ended December 31, 2008 were $22,047 and $4,670, respectively.

Other Income (Expense)

The Company’s income from other income and expenses for the year ended December 31, 2009, was $30,182 as compared to losses from other income and expenses of $71,871 for the year ended December 31, 2008. While losses from interest expenses only decreased slightly over the comparative periods, the transition to income from losses is due primarily to the offset of other income. The Company expects that losses from other expenses will decrease over the next twelve months as management strives to reduce debt.

Pinnacle’s other expenses for the period ended December 30, 2009, decreased to $1,646 from $1,775 for the year ended December 31, 2008. Other expenses in the comparative periods are a result of interest expenses partially offset by other income. We expect that Pinnacle’s other expenses should remain consistent over the next twelve months.

Income (Loss)

The Company’s net losses for the year ended December 31, 2009, decreased to $430,648 from $526,172 for the year ended December 31, 2008, a decrease of 18%. The decrease in losses over the comparative periods is primarily due to other income that offset the increase in general and administrative expenses. We expect to continue to incur losses over the next twelve months.

Pinnacle’s net income for the period ended December 30, 2009, was $650,543 as compared to net loss of $286,344 for the year ended December 31, 2008. The transition to income is primarily due to an increase in revenues.

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

Pinnacle has an income tax expense resulting from net operating income of $148,000 at December 30, 2009.

Impact of Inflation

The Company and Pinnacle believe that inflation has had a negligible effect on operations over the past three years. We believe that the Company and Pinnacle can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2009 or 2008.

Pinnacle made no significant capital expenditures on property or equipment for the period ended December 30, 2009 and the year ended December 31, 2008.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,786,500 as of December 31, 2009. The Company had current assets of $1,456,846 and total assets of $2,278,996 as of December 31, 2009. Current assets consisted primarily of cash totaling $217,783 and accounts receivable of $1,190,927. In addition to current assets, total assets also consisted primarily of intangible assets as well as property and equipment. The Company had current and total liabilities of $3,243,346 as of December 31, 2009. Liabilities consisted primarily of accounts payable and accrued expenses, excess billings, and the current portion of long-term debt.

Pinnacle had working capital of $254,273 as of December 30, 2009. Pinnacle had current assets of $1,234,706 and total assets of $1,344,632 as of December 30, 2009. Current assets consisted primarily of cash totaling $160,489 and accounts receivable of $1,062,748. In addition to current assets, total assets also consisted primarily of property and equipment. Pinnacle had current and total liabilities of $980,433 as of December 30 , 2009. Liabilities consisted primarily of accounts payable and accrued expenses as well as excess billings.

The Company’s cash flows used in operations were $222,730 for the year ended December 31, 2009, as compared to $29,602 for the year ended December 31, 2008. The increase in cash flows used in operations over the comparative periods can be primarily attributed to the increase in accounts receivable in the current period. We expect to continue to use cash flow in operating activities over the near term.

Pinnacle’s cash flows provided by operations were $129,455 for the period ended December 30, 2009, as compared to $158,977 for the year ended December 31 , 2008. The decrease in cash flows provided by operations over the comparative periods can be primarily attributed to the adjustment to reconcile net income with a decrease in excess billings in the current period as compared to an increase in excess billings in the previous year. Pinnacle expects to continue to provide cash flow from operations in the near term.

The Company’s cash flows provided by investing activities were $123,822 for the year ended December 31, 2009 as compared to the cash flows used in investing activities of $443 for the year ended December 31, 2008. Cash flows provided by investing activities in the current period are from the cash received through the acquisition of Pinnacle. The Company expects to continue to use cash flows in investing activities in future periods.

Pinnacle’s cash flows used in investing activities were $77,054 for the period ended December 30, 2009 as compared to $50,889 for the year ended December 31, 2008. Cash flows used in investing activities in the current period are from the purchase of property and equipment. Pinnacle expects to continue to use cash flows in investing activities in future periods.

The Company’s cash flows provided by financing activities were $315,667 for the year ended December 31 , 2009, as compared to $31,069 for the year ended December 31, 2008. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash and a related party note payable. We are currently generating additional cash flow from financing activities.

Pinnacle’s cash flows used in financing activities were $300,000 for the period ended December 30, 2009, as compared to cash flows provided by financing activities of $300,000 for the year ended December 31, 2008. Cash flows used in financing activities for the current period are attributable to payments on a related party note payable, which proceeds were received the previous year. Pinnacle does not expect to use or provide cash flows from financing activities in future periods due to its acquisition by the Company.

At the year ended December 31, 2009, we did not have sufficient current assets or operational cash flow to meet our obligations or satisfy cash needs through 2010. Accordingly we began the process of pursuing equity financing through the sale of common stock to maintain operations. Such financing continues as of the date of this report. Sources for other prospective financings may consist of loans from shareholders, the sale of other equity instruments, or loans from other sources.  Although we have funded our cash needs from inception from revenue, sales of our equity, and a series of debt transactions we can provide no assurance that we will be able to obtain sufficient financing. If we are unable to increase our cash flows from operating activities or obtain sufficient financing, we may not be able to continue operations.

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

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2009 and 2008, included in this Form 10-K/A-2, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

COMCAM INTERNATIONAL INC.

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

Mr. Betty has over 22 years of experience in the electronics industry. >From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget.  He was the founder and is the current president of Pinnacle Integrated Systems, Inc., a security systems integration firm located in West Chester, Pennsylvania that was acquired by the Company on December 30, 2009. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-K/A-2. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this Form 10-K/A-2:

            Financial Statements of The Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 39 of this Form 10-K/A-2, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A-2 because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 9, 2011
/s/ Robert Betty Robert Betty Director	March 9, 2011

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

10 (ii)*             Amendment and Assignment of Convertible Debenture between the Company and Global Convertible Megatrend, LTD, dated June 30, 2007 (incorporated by reference to the Form 10-K/A filed with the Commission on January 14, 2011).

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

99                    Pinnacle Integrated Systems, Inc. audited financial statements for the period ended December 30, 2009 and the years ended December 31, 2008 and 2007 (predecessor to ComCam International, Inc.).

                        *         Incorporated by reference to previous filings of the Company.