Form 10-K
period 2010-12-31
COMCAM INTERNATIONAL INC
filed 2011-04-15
CIK 1118761

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates (12,152,986 shares) was approximately $5,772,668 based on the average closing bid and asked prices ($0.475) for the common stock on April 14, 2011.

At April 15, 2011 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 16,178,312.

PART I

ITEM 1.          BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., its wholly owned subsidiary, and its predecessors, unless context indicates otherwise. All references herein to “Pinnacle” refer to Pinnacle Integrated Systems, Inc. (d/b/a P2 ABC Controls), the Company’s wholly owned subsidiary and predecessor.

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

On December 30, 2009, the Company acquired all of the outstanding shares of Pinnacle Integrated Systems, Inc. (“Pinnacle”) from Robert Betty and Feng Brown pursuant to the terms and conditions of a share purchase agreement. The Company acquired Pinnacle in exchange for 300,000 shares of the Company’s common stock that were issued to Ms. Brown as well as a promissory note in the amount of $1,000,000. On February 21, 2011, the Company, Mr. Betty, and Ms. Brown settled all amounts outstanding under the promissory note. Mr. Betty is a director and shareholder of the Company.

The Company’s principal place of business is located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania , 19380, and our telephone number is (610) 436-8089.

The Company’s registered agent is Delaware Registry Ltd., 3511 Silverside Road, Suite 105, Wilmington, Delaware, 19810.

The Company

Summary

The Company has two operating divisions. One focuses on product development, manufacturing and national and international sales and the other focuses on the integration of command and control systems for correctional facilities across the United States.

Our product division has developed a video fusion platform that adds next generation, real-time interactive command-and-control capabilities to legacy security systems for greater performance at lower cost. The platform seamlessly integrates a suite of analytics, including third-party security solutions – access control, biometrics, radio frequency identification (RFID), chemical detection and seismic detection – to improve real-time decision-making for critical events over any wireless network

The Company’s products have been deployed with the Department of Defense, Immigration & Customs Enforcement, and many other law enforcement and intelligence agencies in addition to businesses across a wide range of industries. On our own, or working with prime government contractors like DRS, Motorola, and Siemens, our products are deployed in such diverse locales as the John F. Kennedy International Airport, isolated sections of the Texas-Mexico border, and remote mountain passes in Afghanistan.

As a systems integrator we take the role of the prime contractor or play a key support role to leading government integrators. Our focus to date has been on installing and integrating security systems in juvenile to super-maximum security correctional facilities. We enable our clients to reach further operational excellence by providing a complete range of security integration services.

In the past three years we have completed more than 15 security integration projects, with the largest topping $4.2M. We have the skill set and the resources to successfully complete projects in the $10M-$15M range.

The relationship between our two divisions is clear: our product division provides solutions that help government agencies locate and capture criminals while our integration division builds command centers for correctional institutions that keep criminals imprisoned.

Products and Services Overview

Hardware

A traditional commercial digital video system incorporates three components: (i) the camera or video- capture device, (ii) the player or video-display device, and (iii) the server, storage medium, or data- management device. The Company integrates these three components into one complete system: the ComCam 10 series.

The Company’s computing platform uses technologies for video capture, compression, analysis, and transmission which work in all wired and wireless networks, including the internet. The computing platform operates in digital format with a very sophisticated video compression technology that achieves a 300 to 500 percent improvement over the leading conventional compression solution, JPEG, and is more dynamic than MPEG. This system also manages the broadband video signal in real-time before transmitting it quickly to a variety of devices, such as laptops, cell phones, and PDA’s.

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

In addition, the Company offers the following hardware items:

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

The Company’s hardware products are developed in-house and we utilize third party board assembly houses for tested module delivery.  These modules are assembled in our headquarters into various configurations we offer. The Company has produced hardware in this way in Germany, Korea, and the USA over the years.

Software

The Company offers software products including the “Camera Control Centers,” or the C3 and Pocket C3 that work in concert with the Company’s computing platform. The C3 brings control room video and storage to laptops. The Pocket C3 extends our proven network security applications and surveillance software to the PDA and smart-phone market sectors.

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

•         Plug-ins for Web browsers;

•         Support in seven languages;

•         Custom applications; and

•         Specialized video analytics for biometrics, sensors, access control, and motion detection/tracking.

Our software tracking algorithms include:

•         Advanced long-distance video tracking techniques;

•         Contrast and correlation algorithms which designate and track airplanes, vehicles, people and boats in up to 17 foot waves;

•         Ability to zoom and follow the object of interest precisely;

•         Radar tracking to estimate bearing, range, course and speed extrapolated at 30Hz and displayed to the user as well as up to 99 radar IDs managed simultaneously;

•         Hottest Spot Tracking; and

•         Video Motion Detection (VMD).

Security Systems Integration

The Company’s integration division is focused on installing and integrating security systems in juvenile to super-maximum security correctional facilities. This division provides professional design engineering, project management, installation and maintenance services. We offer single and turnkey system design, full installation service, after-sales service, modular ongoing training, and a 24/7/365 help desk with field support technicians.

Service contracts can be tailored to meet a variety of facilities’ operating styles and budgets. The benefits of these service contracts include:

•         Periodic system checks by a certified Pinnacle technician to ensure continued long-term system operation and care;

•         An elimination of "surprise" costs: all contracts are offered at a fixed rate for non-consumable parts and/or service which helps the client keep control of the total cost of ownership;

•         Reduced downtime with immediate response on parts and service; and

•         Discounts on consumables, parts, and accessory items.

Customers

The Company remains focused on numerous domestic and international sales opportunities with governments and organizations, including the following which have purchased our products in the past several years.

Local governmental Agencies

The Company has teamed up with Susquehanna Computer Innovations (SCI) to outfit a Pennsylvania regional taskforce with a mobile Incident Management Unit (IMU) command center for police enforcement, international event emergency services, and the management of mass casualty incidents. For this project we supplied our IP networking technology, cameras, and software (C3, PocketC3 and Video Locker) for video recording, analysis, mobile viewing, and management.

United States Agencies

Products sold to U.S. agencies have been used for testing purposes, including the following:

•         The U.S. Department of Homeland Security’s ICE (Immigration and Customs Enforcement) used our technical skills, including the development of a Detainee Tracking System, to upgrade key infrastructure technology for ICE’s General Services Administration (GSA) facility located in lower Manhattan of New York City (we are a contender for a multi-facility deployment after an extended test period);

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

6

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

Correctional Facilities

Our customer list since 2008 includes the following juvenile and super-maximum security correctional facilities:

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

•         Carroll County Detention Center – Westminster , Maryland

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

One of these partnerships is with Symbol Technologies, Inc., now owned by Motorola (“Symbol”), a leader in mobile computing, radio frequency identification (RFID), and scanning technology. The Company is a member of Symbol’s PartnerSelect program as an authorized reseller. Further, our Pocket C3 software has been tested on all of Symbol’s mobile computers and received their Symbol PLUS validation for use on all Symbol devices. In their validation report, our software was deemed “very straightforward and simple to set up... [and] worked right out of the gate on all devices under test.” We are designing our products with Symbol’s mobile computers in mind for a simple, comprehensive, mobile security system.

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

Finally, Siemens Maintenance Services, LLC, has included the Company in design bids for wireless configurations to commercial airports, municipal transportation departments, and other venues.

Marketing and Sales Opportunities

The Company’s product marketing and sales team operates from both Pennsylvania and Texas targeting the following market segments:

•         Military: “hot spot” in-field deployment as well as battlefield collaboration;

•         Department of Homeland Security: targeting airport perimeter security, border security, access control (federal Transportation Worker Identification Credential (TWIC) program), port security, and video asset tracking;

•         Commercial markets: video asset tracking uses and operational support for remote franchise management

Our product marketing and sales advantage is due to the flexibility of our technological platforms which lend themselves to rapid integration with many third-party technologies including access control, biometric, radio frequency identification (RFID), chemical detection, and seismic detection. The Company’s suite of software products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. We believe that the current CCTV (closed circuit television), access control, biometrics and digital communications markets have been consolidating over the past several years and that our technology may well be the glue that will integrate these markets.

Our security integration business targets the marketing opportunities from its applications such as retrospective and reverse engineering, project rescue and recovery, IT services, complete programmable logic controller (PLC) system design integrated into real-time touch screen technology, door and building control, video over IP and digital storage, parking control, smart card, systems, applications and products (SAP) integration, energy management, enterprise time and attendance, CCTV, perimeter intrusion detection, inmate locator and man-down systems. We believe that the market for these services is strong and growing.

Competition

Competition within the domestic and international markets for video surveillance systems is intense. In general, competitors include many companies from key sectors of the video networking and security market, including: hardware (e.g., camera and digital video recorder), software (e.g., analysis, access control), networking, and specialized solutions (e.g., data integration, data management).  However, our principal competitors offer increasingly more sophisticated products, including Internet Protocol capabilities.

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

Competition for security integration services within the domestic and international markets is intense. We pursue an average of 15 project bids per month. While we compete against scores of companies, our three primary competitors on the projects we bid are Norment Security Group, ComTech Security, Inc., and Stanley Convergent Security Solutions.

Norment is a large systems contractor with offices in California, Arizona, Maryland, Alabama, and North Carolina. Like us, they focus both on new detention services and products as well as complete retrofit services and electronic security systems integration.

ComTech has offices in Chicago and Milwaukee and is a leader throughout the Midwest, servicing Illinois, Wisconsin, and Indiana. ComTech has begun looking outside of the Midwest and provides sales and technical assistance to a variety of different industries including financial, educational, institutional, and retail.

Stanley Convergent Security Solutions provides electronic security services and products in North America, Europe, South Africa, Asia, and Australia. It has more than 150 offices serving over 500,000 customers as one of the largest global electronic security services and product providers.

We believe that our ability to compete against these firms is centered upon the following six core areas of expertise:

•         Design/Build

    20 + years of Design/Build construction experience
    In-house engineering staff
    Local and national architectural teaming
    Full design and construction services for any size project

•         Engineering/Consulting

    Team of in-house engineers and security consultants
    In-house CAD operators
    Submittal and as-built drawing packages
    Baseline system testing
    Commissioning of all systems

•         Construction Management & Project Management

    Onsite or In-house project management available
    Development of project schedule and budget
    Risk Planning
    Corrective action implementing

•         Installation

    In-house teams of certified systems installers
    Local and National network of licensed electrical contractors

•         Service and Preventative Maintenance

    24/7/365 emergency service
    Monthly and Quarterly Maintenance Services
    Maintenance Programs to fit any budget

•         Sales

    Bidding and Estimating Services
    In-house staff of certified Sales Engineers

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

Over the last 20 years, video monitoring and surveillance applications have been served by analog technology, which requires heavy maintenance, does not offer remote accessibility, and is notoriously difficult to integrate with other information technology systems. In addition, searching for a sequence on videotape has traditionally taken hours of playback and searching.  Despite these drawbacks, analog technology was popular within the security markets. Until recently, video in security applications was primarily used to provide raw data. However, new technology enables more precise information, making it possible to communicate, make decisions, and activate an immediate response to any perceived threat. Advances in communication technologies now make it easier to convert video into valuable real-time or time-lapsed information. Digital cameras today can be plugged into a standard computer network and offer greater performance and reliability than analog cameras. Large video archives can now be easily stored. Importantly, digital video archives can be indexed and specific video clips located quickly and easily.  New product introductions or enhancements, declining market prices for component parts and products, and competing or overlapping systems and technologies characterize the dynamic nature of the security surveillance industry today. The potential for the burgeoning digital video market as well as securities integration market is evident as the industries make the transition from analog to digital technology.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements and Labor Contracts

All of the Company’s software is copyrighted, developed in-house, and licensed to customers in connection with sales of its hardware.  In addition, some software is additionally protected under two company owned patents:

•         No. US 6,975,220 B1, “Internet Based Security, Fire, and Emergency Identification and Communication System,” and

•         No. US 7,302,481 B1, “Methods and Apparatus Providing Remote Monitoring of Security and Video Systems.”

Additionally, “ComCam” and “P2ABC Controls” are trademarked.

We are under no licenses, franchises, concessions, or royalty agreements associated with our products. The Company is not subject to any labor contracts.

Governmental Regulation

The following information generally summarizes governmental approval and regulations that pertain to the Company’s operations.

The Company is subject to local, state, and national taxation. Our fixed and mobile digital video cameras and communication systems must conform to local, national, and international governmental authorities that set the regulations by which communications are transmitted within and across respective territories.

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

The FCC’s definition of a Class A Digital Device is one which is marketed for use in a commercial, industrial, or business environment. Our ComCam series 10 camera and other hardware are Class A Digital Devices. However, since we sell our hardware products to system integrators, dealers, and other third-party resellers who integrate our products into their own FCC approved video solutions, we are not required to obtain FCC approvals. Rather, each reseller secures its FCC and/or other approvals.

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

Research and Development

We are involved on an ongoing basis in research and development activities related to improving the capacity and performance of our products. During the years ended December 31, 2010 and 2009, the Company spent $9,042 and $584, respectively, on research and development activities. We expect to increase research and development expenditures in future periods.

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2010 and 2009, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include negative working capital, a stockholders’ deficit, and losses incurred since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,638,342 as of December 31, 2010. We believe that we may achieve profitability in the next twelve months but we can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2010, the Company had a working capital deficit of $253,492. We expect to generate sufficient cash flow from operations approximating that required to sustain operations in 2011. However, we can make no such assurances. Until the point at which cash flow from operations match expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures, which could have a material adverse effect on our business.

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

THE COMPANY MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS

We have historically had difficulty producing new products due to cash flow shortages. Our future success depends in a significant part on the ability to evolve our hardware and software to develop new products. Should adequate funds to produce new products not become available, the Company’s ability to respond to competitive pressures would be significantly limited.

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

THE MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS IS CRITICAL TO THE COMPANY’S GROWTH

The Company generates revenue from the design and sale of video surveillance systems and security integration services; therefore, market acceptance of our products is critical. If our customers do not accept or purchase our products, then our revenue, cash flow, and/or operating results will be negatively impacted.

THE COMPANY COMPETES WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for video surveillance systems and security integration services is intense. While the Company’s products are distinguished by next-generation innovations that are more sophisticated, flexible, and cost effective than many competitive products currently in the market place, a number of entities offer video surveillance systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

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

THE COMPANY DEPENDS UPON LIMITED SOURCE SUPPLIERS

The Company utilizes third party electronic assemblers for its board sets which the Company final assembles in its West Chester, Pennsylvania facility. Many components are purchased from such source suppliers as Freescale Semiconductor and Analog Devices, Inc. We anticipate that the Company will continue to depend upon one or few manufacturers, as well as a limited number of source suppliers, which dependence, reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality, and higher prices, all of which could adversely affect the Company’s business.

THE COMPANY’S SUCCESS DEPENDS ON THE COMPANY’S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued service and performance of Don Gilbreath, Robert Betty, and other key personnel. We have relatively few senior personnel, and so the loss of Don Gilbreath, Robert Betty, or any other key employees could have a material adverse effect on the Company’s business prospects, financial condition, and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain, and motivate technical, managerial, and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial, and sales personnel could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

In addition, from time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights claims against us with respect to existing or future products or technology. If there is a successful claim of infringement and the Company fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, the Company's business and results of operations could be seriously harmed.

THE COMPANY’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national, and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company's fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state, and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Further, climate change legislation and greenhouse gas regulation is becoming increasingly ubiquitous. Although the Company successfully operates within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

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

Risks Related to the Company’s Stock

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company may need to raise additional capital to fund operations until such time as our revenues match our expenditures. We expect that revenue will match expenditures by late 2011 or early 2012. Until the point at which cash flow from operations can match expenditures, we may have to realize additional capital for operations. Capital realized would be used for research and development expenses, marketing costs, and general and administrative expenses. We have no commitment from any sources of financing to provide us with any needed capital requirements. Any equity financing will obligate us to issue additional shares of the Company’s common stock which will result in dilution to existing shareholders.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses will continue to negatively impact our financial performance.

We incur significant legal, accounting, and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses and made some activities more time-consuming and costly than previously, which expenses continue to negatively impact our financial performance.

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

In addition, our stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political, and stock market conditions that may affect the market price of the Company’s common stock are beyond our control. The market price of the Company’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Company leases office space with short and long-term leases in Pennsylvania. Rental expense related to leases for the years ended December 31, 2010 and 2009 was approximately $129,000 and $123,000, respectively. We believe that the space leased is generally suitable and adequate to accommodate current operations.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “CMCJ”. Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the periods ended December 31, 2010 and 2009 are as follows:

Trading Market
Year	Quarter Ending	High	Low
2010	December 31	$0.63	$0.27
	September 30	$0.90	$0.25
	June 30	$1.21	$0.51
	March 31	$0.95	$0.20
2009	December 31	$0.60	$0.30
	September 30	$0.91	$0.15
	June 30	$2.00	$0.02
	March 31	$0.05	$0.02

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2011, there were 124 shareholders of record holding a total of 15,182,147 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 14, 2011, there were no shareholders of record of the 2,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of April 14, 2011, the Company had the following warrants outstanding:

•         100,000 warrants to purchase shares of the Company’s common stock at a price of $0.50 per share until February 25, 2016.

•         100,000 warrants to purchase shares of the Company’s common stock at a price of $0.60 per share until April 1, 2016.

•         120,000 warrants to purchase shares of the Company’s common stock at a price of $0.75 per share until April 1, 2016.

Stock Options

As of April 14, 2011, the Company had 885,000 outstanding stock options registered pursuant to the Company’s 2010 Benefit Plan of ComCam International, Inc. to purchase shares of the Company’s common stock at $0.50 until March 31, 2013.

Convertible Debt

As of April 14, 2011, the Company had a convertible note dated April 1, 2011, valued at $50,000 with an interest rate of 1% per month, compounded monthly, due on October 1, 2012, convertible into the Company’s common stock at $0.45 per share

Dividends

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

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer, 1981 East, Murray-Holladay Road, Holladay, Utah, 84117-5164, and their telephone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

On March 22, 2011, the Company authorized the issuance of 352,000 shares of the Company’s common stock to Don Gilbreath pursuant to a debt settlement agreement whereby the parties agreed to convert the debt obligation due to Don Gilbreath for 2010 salary in the amount of $88,000, or at $0.25 a share, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offferee is financially sophisticated.

On February 21, 2011, the Company authorized the issuance of 800,000 shares of the Company’s common stock to Robert Betty pursuant to an agreement in satisfaction of a note payable valued at $0.50 per share, in reliance on Section 4(2) of the Securities Act.

The Company made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offferee is financially sophisticated.

Recent Sales of Unregistered Securities

On April 1, 2011, the Company authorized the grant of 220,000 warrants to Bayberry Capital, Inc. for the purchase of 100,000 shares of common stock at $0.60 per share for a period of five years and 120,000 shares of common stock at $0.75 for a period of five years, pursuant to the terms and conditions of a promissory note for $50,000, in reliance on Section 4(2) of the Securities Act.

The Company made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offferee is financially sophisticated.

On February 25, 2011, the Company authorized the grant of 100,000 warrants to Bartek Investments -1, Ltd., for the purchase of shares of common stock at $0.50 per share for a period of five years, pursuant to the terms and conditions of a promissory note for $400,000, in reliance on Section 4(2) of the Securities Act.

The Company made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offferee is financially sophisticated.

On January 18, 2011, the Company authorized the issuance of 65,000 shares of common stock to Flaherty Financial News, Inc., in exchange for services valued at $16,250 or $0.25 per share, in reliance on Section 4(2) of the Securities Act.

Between January 2, 2011 and April 15, 2011, the Company authorized the issuance of 1,277,000 shares of common stock to various individuals in exchange for $319,250 in cash or $0.25 per share.

20

The Company made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offferee is financially sophisticated.

On January 18, 2011, the Company authorized the issuance of 1,099,600 shares of common stock in exchange for $274,900 in cash or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals and entities:

Investor	Shares	Consideration
Ron E. Barker	20,000	$5,000
Bahanna Group, LLC	100,000	$25,000
Bahanna Group, LLC	40,000	$10,000
Bahanna Group, LLC	100,000	$25,000
Sean Collins	20,000	$5,000
Tom R. Fishler	100,000	$25,000
Thomas Hoggard	30,000	$7,500
James M. Huntley Jr.	100,000	$25,000
Tony Jones	32,000	$8,000
Tony Jones	48,000	$12,000
Tony Jones	40,000	$10,000
Mark A. Scott	20,000	$5,000
SDT Holdings, LLC	100,000	$25,000
IRA FBO John R. Shand Jr. Pershing LLC as Custodian Roth Accountant	56,000	$14,000
IRA FBO John R. Shand Jr. Pershing LLC as Custodian Roth Accountant	44,000	$11,000
IRA FBO John R. Shand Jr. Pershing LLC as Custodian Roth Accountant	39,600	$9,900
Gabor Sztamenits	100,000	$25,000
Dan Traxler	60,000	$15,000
Pamala R. Wood	10,000	$2,500
Lou Wood	40,000	$10,000
Totals	1,099,600	$274,900

The Company complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited investors; (iii) having not violated antifraud prohibitions with the information provided to the investors; (iv) being available to answer questions by the investors; and (v) issuing restricted securities to the investors.

On December 31, 2010, the Company authorized the issuance of 383,094 shares of common stock to Global Convertible Megatrend Ltd. pursuant to an amendment to a convertible debenture in full satisfaction of that accrued interest of $95,773.41 from the original convertible debenture, valued at $0.25 a share, pursuant to exemption provided by Section 4(2) and Regulation S of the Securities Act of 1933.

The Company made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing ( “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (“resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S.

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

Discussion and Analysis

Our financial condition and results of operations depend primarily on revenue generated from the sale of our products and specialized services in addition to our ability to realize additional debt or equity financing. We can provide no assurance that revenue going forward will provide sufficient cash flows to sustain our operations though revenue approximating that required to sustain operations is anticipated in fiscal year 2011. Further, although we have no commitments for financing we remain in the process of procuring additional equity financing as we seek to redress any shortfall in cash flows to sustain operations while seeking to expand our business.

Strategy

The Company will work to leverage our product division and our security integration division to provide turn-key solutions to the spectrum of applications sought after within the security industry. Further, the Company will focus on integrating the divisions to create a synergetic relationship that will not only enhance our security integration business but will bolster our product business to provide the momentum that it has long needed.

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

Product Division

The Company will leverage pilot installations on the US/Mexico border, the Port of Philadelphia, and with Immigration and Customs Enforcement to focus on closing new proposals and contracts with the Department of Homeland Security. The key to this line of business is a value added reseller (VAR) agreement signed with DRS in 2010 offering an off-the-shelf advanced thermal tracking solution to be bundled with our microserver and software algorithms which addresses a major US initiative to fight border drug trafficking.

We will also expand our entry into commercial markets taking advantage of four installations that utilize our cloud computing platform and allow franchise operators and large retail chains to improve remote operations management. This area allows us to build a recurring revenue stream.

Non-recurring engineering contracts utilizing our hardware and software design represent an opportunity to develop a recurring royalty model. We view this as an untapped profitable revenue stream.

The Company will develop a program to monetize of its patents related to the integration of live video and analytics through a web portal used to make real time command and control decisions.

Integration Division

The improvement in our balance sheet has eliminated the single largest barrier to growth and allows for performance bonds to be secured at a reasonable cost. With this barrier gone, this opens up the opportunity to pursue incremental integration business with correctional facilities that requires performance bonds.  In addition, we have expanded our highly profitable long-term maintenance agreement program to existing and future integration customers with a goal of establishing a recurring revenue stream from this business unit.

Mergers and Acquisitions

We will seek to make strategic acquisitions of companies and products that add synergistic distribution partners and broader application integration. We will target companies with intellectual properties in biometric algorithms, RFID sensors, and prison perimeter offerings.

Risks to our Strategy

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

Results of Operations

During the year ended December 31, 2010, we were engaged in (i) the ongoing development of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians through Pinnacle, (iii) servicing maintenance contracts, providing software development expertise and consulting on security surveillance systems, and (iv) satisfying continuous public disclosure requirements.

We discuss below the results of operations for the Company’s comparative years ended December 31, 2010 and December 31, 2009. Pinnacle was acquired on December 30, 2009. The Company’s year ended December 31, 2010 results of operations include the results of operations for Pinnacle while the Company’s year ended December 31, 2009 results of operations do not include the results of operations for Pinnacle prior to the acquisition. Accordingly, the comparative period discussions include reference to Pinnacle’s portion of the December 31, 2010 results of operations, which were a majority of the Company’s operations during the period.

Revenue

Revenue for the year ended December 31 , 2010, increased to $3,551,500 from $24,086 for the year ended December 31 , 2009.  The increase in revenue over the comparable periods is primarily due to the consolidation of sales attributable to Pinnacle in the current period. During the year ended December 31, 2010, $3,450,906 of our revenue was derived from sales attributable to Pinnacle, and $100,594 from the rendition of contract work and consulting. The Company did not derive any revenue from the sale of its Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions over the current period though we continue to market a limited range of these products.  We expect revenues to continue to increase over the next 12 months based on the amount of work Pinnacle currently has under contract and the steady increase in the number of bids Pinnacle generates in the pursuit of a growing number of projects and, subsequent to the end of the period, we now have the capacity to bond contract work for our product sales and services, a capacity which we have not had since inception.

Cost of revenue for the year ended December 31, 2010, was $2,640,879 compared to $24,046 for the year ended December 31, 2009. The increase in the cost of revenue in the current period can be primarily attributed to the inclusion of cost of revenues associated with the operations of Pinnacle. During the year ended December 31, 2010 $2,200,863 of our consolidated cost of revenue was derived from costs attributable to Pinnacle. We expect the cost of revenue to increase over the next 12 months in line with our expectation that revenues will increase as a result of Pinnacle’s operations and in connection with the manufacture of our products in correspondence with an anticipated increase in revenue

Gross profit for the year ended December 31, 2010, increased to $910,621 from $40 for the year ended December 31 , 2009. The increase in gross profit in the current period can be primarily attributed to the revenue generated through the operations of Pinnacle. During the year ended December 31, 2010 $1,150,116 in gross profit was attributable to Pinnacle. We expect that gross profit will increase over the next 12 months in line with our expectation that revenues will increase as a result of Pinnacle’s operations and the sale of our products

Expenses

Operating expenses for the year ended December 31, 2010, increased to $2,096,868 from $460,870 for the year ended December 31, 2009. The increase in operating expenses over the comparative periods is primarily attributable to an increase in general and administrative expenses to $2,087,826 from $460,286. The increase in operating expenses over the comparable periods is primarily attributable to the addition of the operations of Pinnacle and a $375,000 non-cash expense related to stock issuances the Company made in the 2nd quarter of 2010. During the year ended December 31, 2010, $1,054,059 in general and administrative expenses was derived from costs attributable to Pinnacle. Pinnacle’s general and administrative expenses are primarily attributable to wages for employees and to a lesser extent the overhead costs associated with Pinnacle’s 6,000 square foot facility, and to the amortization expense for intangible assets. We expect that our general and administrative expenses will increase over the next twelve months with anticipated business expansion.

Depreciation and amortization expenses for the years ended December 31, 2010 and 2009 were $442,509 and $12,685, respectively. The increase in depreciation and amortization expenses over the comparable periods can be attributed to the addition of fixed assets owned by Pinnacle as well as the amortization of intangible assets related to the acquisition of Pinnacle. During the year ended December 31, 2010, $426,202 in depreciation and amortization expenses was attributable to Pinnacle.

Other Income (Expense)

Interest income for the year ended December 31, 2010, was $914 as compared to $1,720 for the year ended December 31 , 2009. The decrease in interest income over the comparable periods is primarily attributable to the repayment of a note receivable from a related party in the current period. We expect that interest income will continue to decrease in the near term as the Company uses current assets to maintain operations and meet debt obligations.

Interest expense for the year ended December 31, 2010, increased to $95,102 from $81,030 for the year ended December 31 , 2009. The increase in interest expense over the comparable periods can be attributed to the interest associated with the secured promissory note incurred in connection with the acquisition of Pinnacle offset by the conversion of certain accrued interest expense to common stock that resulted in a net increase over the prior period. The Company expects that interest expense will decrease in the near term as management strives to reduce debt pursuant to debt settlement or equity financing.

Losses

Losses for the year ended December 31, 2010, increased to $1,357,991 from $430,648 for the year ended December 31, 2009. The increase in losses over the comparative periods can be primarily attributed to the increase in general and administrative expenses in the period. During the year ended December 31, 2010, $72,533 of net income was attributable to Pinnacle. We expect net losses to transition to net income in 2011 as revenues continue to increase, operating costs decrease, and interest expense falls along with the reduction of outstanding debt.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at December 31, 2010, was approximately $6,195,000. These losses will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on its operations or those of Pinnacle over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing revenue and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2010 or 2009.

Liquidity and Capital Resources

The Company had a working capital deficit of $253,492 as of December 31, 2010 and of $1,786,500 as of December 31, 2009. The Company had current assets of $1,480,374 and total assets of $2,108,952 as of December 31, 2010. Current assets consisted of cash totaling $517,493 and accounts receivable of $836,342, estimated earnings in excess of billings on uncompleted contracts of $114,827 and prepaid expenses of $11,712. Total assets include current assets as well as intangible assets of $447,389, property and equipment of $157,263 and other assets of $23,926. The Company had current liabilities of $1,733,866 and total liabilities of $2,551,434 as of December 31, 2010. Liabilities consisted of accounts payable of $381,153, accrued expenses of $123,140, excess billings on uncompleted contracts of $387,923, the current portion of long-term debt of $841,650, long-term debt of $641,568 and long-term accrued expenses of $176,000.

Liquidity and capital resources improved over the year ended December 31, 2010 due primarily to a reduction in current liabilities as a result of Pinnacle’s operations, and reductions in the current portions of long-term debt and related accrued interest.

Current assets held at the subsidiary level by Pinnacle of those consolidated with the Company at December 31, 2010 consisted of $494,242 in cash, $817,112 in accounts receivable, and $114,827 in estimated earnings in excess of billings on uncompleted contracts. Working capital held at the subsidiary level by Pinnacle at December 31, 2010 was $797,471. The Company has no immediate plans to repatriate cash from Pinnacle, but rather intends to meet its commitments thereto from the proceeds of additional debt or equity placements though no arrangement to do so is currently in place.

Cash flows used in operating activities were $314,113 for the year ended December 31, 2010, as compared to $222,730 for the year ended December 31, 2009. The comparably higher cash flows used in operating activities in the current period can be primarily attributed to net losses and the adjustment from the decrease in accounts payable. During the period ended December 31 , 2010, $428,580 in cash flows provided by operating activities was attributable to Pinnacle. We expect to continue to use cash flows in operating activities until such time as net losses transition to net income.

Cash flows used in investing activities were $62,560 for the year ended December 31, 2010, as compared to cash flows provided by investing activities of $123,822 for the year ended December 31 , 2009. Cash flows used in investing activities in the current period are from the purchase of property and equipment by Pinnacle offset by payments received from an unrelated party on a note receivable. During the period ended December 31, 2010, $94,827 in cash flows used in investing activities was attributable to Pinnacle. We expect to continue to use cash flows in investing activities as the Company looks forward to expand operations in future periods.

Cash flows provided by financing activities were $676,383 for the year ended December 31, 2010, as compared to $315,667 for the year ended December 31, 2009. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash in a private placement for $871,400 to unrelated persons offset by a payment of $158,350 on long-term debt to Mr. Robert Betty against a note payable in connection with the acquisition of Pinnacle and payments of $36,667 to a related party. During the period ended December 31, 2010, $94,827 in cash flows provided by financing activities was attributable to Pinnacle. We expect to continue to provide cash flows from financing activities as the Company seeks to reduce debt and expand operations through additional equity financings.

The Company has a 2010 Benefit Plan registered under Form S-8 pursuant to which it can issue or option shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of December 31, 2010, 2,000,000 shares remained available for issuance or grant under this plan. On March 31, 2011 the Company granted 885,000 stock options under the Benefit Plan to the following individuals:

Individuals	Options
Dale (Reed) Adams	50,000
Ruairidh Campbell	100,000
Kevin Betty	55,000
Don Cavett	100,000
Nick Carman	60,000
Richard Delaney	50,000
Kelly Eitner	10,000
Andy Finkel	50,000
Amy Largent	50,000
Brad Largent	50,000
Christie Peters	15,000
Richard Reed	50,000
Carolyn Scheppner	50,000
Bernard Ritter	5,000
Jason Verdu	5,000
Michael Vidro	60,000
Greg Palammaci	100,000
Shawn Teigen	25,000
Total	885,000

The Company had certain long-term debt obligations as of December 31, 2010:

•         Note payable to Robert Betty in the amount of $1,000,000, bearing interest at 3%, secured by the common stock and assets of Pinnacle due in five monthly installments of $200,000, beginning on February 15, 2010. The note payable was in default as of December 31 , 2010 in the amount of $841,650 plus accrued interest of $9,961. On February 21, 2011, the Company satisfied the note payable with the execution of an accord and satisfaction agreement for a payment of $250,000 and 800,000 shares of the Company’s common stock.

•         Unsecured note payable to Global Convertible Megatrend, Ltd. (“Global Megatrend”) in the amount of $176,568 bearing interest at 7.5% and due on December 2012. The note may be converted to common shares of the Company, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at December 31 , 2010 was $0.

•         Secured note payable to Paul Higbee in the amount of $465,000 bearing interest at 8%, due on March 31, 2012. Accrued interest at December 31, 2010 was $28,027.

The Company had an additional long-term debt obligation subsequent to the period ending December 31, 2010:

•         Secured promissory note payable to Bartek Investments -1, Ltd. in the amount of $400,000 bearing interest at 18%, with quarterly principal payments of $100,000 due on May 25, 2011, August 25, 2011, and November 25, 2011 with a final payment of $172,000 on February 25, 2012. The obligation is secured by the stock of the Company’s wholly owned subsidiary, Pinnacle.

Our current assets are insufficient to meet our current obligations or to satisfy our cash needs over the next twelve months. The Company will need a minimum of $500,000 in debt or equity financing to increase research and development activities and meet expenses until such time as net revenues cover cash needs. We expect to be able to realize this financing objective in the near term. However, we have no commitments or arrangements for new financing though we are pursuing a number of prospective sources that include shareholder loans, the sale of equity, or the procurement of long term debt. Further, we face certain financial obstacles to attracting new financing due to our historical and current record of net losses and working capital deficits. Therefore, despite our efforts we can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

The Company has no lines of credit or other bank financing arrangements.

The Company has no commitments for material future capital expenditures.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company does not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $7,638,342 as of December 31, 2010. Our ability to continue as a going concern is subject to the ability of the Company to transition to net income as anticipated in 2011 and obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increases in revenue; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2010 and 2009, included in our Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based-Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Recent Accounting Pronouncements

Please see Note 20 to our consolidated financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-20.

COMCAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

                Notes to Consolidated Financial Statements                                                                               F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ComCam International, Inc. and Subsidiary

West Chester, Pennsylvania

We have audited the accompanying consolidated balance sheets of ComCam International, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2010. ComCam International, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ComCam International, Inc. and Subsidiary as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 15, 2011

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

		(As restated)
ASSETS	2010	2009

Current assets:
Cash	$517,493	217,783
Accounts receivable	836,342	1,190,927
Costs and estimated earnings in excess of
billings on uncompleted contracts	114,827	1,874
Prepaid expenses	11,712	9,595
Note receivable	-	36,667
Total current assets	1,480,374	1,456,846

Property and equipment, net	157,263	110,842
Intangible assets, net	447,389	848,502
Other assets	23,926	10,806

Total assets	$2,108,952	2,426,996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$381,153	711,734
Accrued expenses	123,140	259,439
Billings in excess of costs and estimated
earnings on uncompleted contracts	387,923	468,938
Related party payables	-	36,667
Current portion of long-term debt	841,650	1,766,568
Total current liabilities	1,733,866	3,243,346

Accrued expenses	176,000	148,000
Long-term debt	641,568	-
Total liabilities	2,551,434	3,391,346

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 13,684,312 and 6,982,640 shares issued and
outstanding, respectively	1,368	698
Additional paid-in capital	7,194,492	5,316,303
Stock subscription receivable	-	(1,000)
Accumulated deficit	(7,638,342)	(6,280,351)
Total stockholders' deficit	(442,482)	(964,350)

Total liabilities and stockholders' deficit	$2,108,952	2,426,996

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Revenues, net	$3,551,500	24,086
Cost of revenues	2,640,879	24,046

Gross profit	910,621	40

Operating expenses:
General and administrative expenses	2,087,826	460,286
Research and development expenses	9,042	584

	2,096,868	460,870

Loss from operations	(1,186,247)	(460,830)

Other income (expense):
Interest income	914	1,720
Interest expense	(95,102)	(81,030)
Other income	-	109,492
Debt extinguishment loss	(70,556)	-

	(164,744)	30,182

Loss before provision for income taxes	(1,350,991)	(430,648)

Provision for income taxes	7,000	-

Net loss	$(1,357,991)	(430,648)

Net loss per common share - basic and diluted	$(0.13)	(0.09)

Weighted average common and common
equivalent shares	10,718,753	4,943,658

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2010 and 2009

					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at January 1, 2009	-	$-	3,608,354	$361	$4,547,840	$-	$(5,849,703)	$(1,301,502)

Issuance of common stock for:
Debt			100,000	10	34,990	-	-	35,000
Services			1,600,000	160	114,340	-	-	114,500
Cash and subscription			1,374,286	137	279,863	(1,000)	-	279,000
Acquisition of subsidiary	-	-	300,000	30	119,970	-	-	120,000

Capital contribution	-	-	-	-	219,300	-	-	219,300

Net loss	-	-	-	-	-	-	(430,648)	(430,648)

Balance at December 31, 2009	-	-	6,982,640	698	5,316,303	(1,000)	(6,280,351)	(964,350)

Issuance of common stock for:
Cash	-	-	3,485,600	349	871,051	-	-	871,400
Debt	-	-	1,247,024	124	484,835	-	-	484,959
Services	-	-	1,530,000	153	389,847	-	-	390,000
Accounts payable	-	-	500,000	50	133,450	-	-	133,500

Cancellation of stock
Subscription	-	-	(60,952)	(6)	(994)	1,000	-	-

Net loss	-	-	-	-	-	-	(1,357,991)	(1,357,991)

Balance at December 31, 2010	-	$-	13,684,312	$1,368	$7,194,492	$-	$(7,638,342)	$(442,482)

The accompanying notes are an integral part of these financial statements.

COMCAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,357,991)	(430,648)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	390,000	114,500
Depreciation and amortization	442,509	12,685
Loss on disposal of assets	11,410	-
Loss on extinguishment of debt	70,556	-
(Increase) decrease in:
Accounts receivable	354,585	(128,179)
Prepaid expenses	(2,117)	-
Costs and estimated earnings in excess of
billings on uncompleted contracts	(112,953)	-
Other assets	(13,120)	-
Increase (decrease) in:
Accounts payable	(183,357)	22,213
Accrued expenses	167,380	188,819
Related party payables	-	(2,120)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(81,015)	-

Net cash used in operating activities	(314,113)	(222,730)

Cash flows from investing activities:
Issuance of note receivable	-	(36,667)
Cash received in acquisition of subsidiary	-	160,489
Payments received on note receivable	36,667	-
Purchase of property and equipment	(99,227)	-

Net cash provided by (used in) investing activities	(62,560)	123,822

Cash flows from financing activities:
Payments on related party payable	(36,667)	36,667
Payments on long-term debt	(158,350)	-
Issuance of common stock	871,400	279,000

Net cash provided by financing activities	676,383	315,667

Net increase in cash	299,710	216,759

Cash, beginning of period	217,783	1,024

Cash, end of period	$517,493	217,783

The accompanying notes are an integral part of these financial statements.

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

Intangible Assets

The Company accounts for their intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. ASC 350 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with ASC 350, the Company periodically reviews their definite-life intangible assets for impairment.  No impairment was recorded during the years ended December 31, 2010 and 2009. Definite-life intangible assets are amortized using the straight-line method over their estimated useful lives.

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

F-3

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

If the Company has uncertain tax positions, they are evaluated by management and a loss contingency is recognized when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment and the amount ultimately sustained for an uncertain tax position could differ from the amount recognized. The Company recognizes interest expense and penalties related to unrecognized tax benefits with the provision for income taxes. The tax years previous to 2007 are closed to examination by the Internal Revenue Service.

The Company has recorded $148,000 and $148,000 of accrued tax liabilities in the balance sheets as Accrued Expenses for unrecognized tax benefits as of December 31, 2010 and 2009, respectively.

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

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Most of the Company’s accounts receivable, which are unsecured, are with Pinnacle’s customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

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

Note 2 – Going Concern

As of December 31, 2010, the Company has negative working capital, a stockholders’ deficit, and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

Note 3 – Accounts Receivable

Accounts receivable consist of the following:

	2010	2009

Trade accounts receivable	$809,354	717,371
Retainage receivable	26,988	473,556

	$836,342	1,190,927

Note 4 – Contracts in Process

Information with respect to uncompleted contracts consists of the following:

	2010	2009

Costs incurred on uncompleted contracts	$5,987,099	3,774,871
Estimated earnings thereon	1,680,304	598,742

Revenues earned	7,667,403	4,373,613
Less billings applicable thereto	(7,940,499)	(4,840,677)

	$(273,096)	(467,064)

Included in the accompanying balance sheets under the following captions:

	2010	2009

Costs and estimated earnings in excess of
billings on uncompleted contracts	$114,827	1,874

Billings in excess of costs and estimated
earnings on uncompleted contracts	(387,923)	(468,938)

	$(273,096)	(467,064)

Note 5 – Property and Equipment

Property and equipment consist of the following:

	2010	2009

Equipment	$107,508	102,782
Vehicles	128,684	48,614
Leasehold improvements	36,432	36,432
Furniture and fixtures	10,540	10,175

	283,164	198,003
Less accumulated depreciation	(125,901)	(87,161)

	$157,263	110,842

Note 6 – Intangible Assets

Intangible assets consist of the following:

	2010	2009
Intangible assets subject to amortization
Customer list	$548,000	548,000
Customer contracts	207,801	207,801
Patent	100,000	100,000
Trademark	15,000	15,000
Less accumulated amortization	(423,412)	(22,299)

	$447,389	848,502

Future annual amortization expense of amortizable intangibles for the next five years is expected to be approximately as follows:

Year	Amount

2011	$193,000
2012	193,000
2013	11,000
2014	11,000
2015	8,000

Note 7 – Related Party Transactions

In August 2009, the Company borrowed $35,000 from a stockholder, and then lent $35,000 to a vendor with the same terms as the amount borrowed from the stockholder.  During 2010, the Company was paid this amount in full and in turn paid this amount in full, including related accrued interest receivable and payable.

On December 31, 2009, Don Gilbreath, a stockholder and president of the Company, forgave accrued wages of $219,300 owed to him by the Company.  This was accounted for as an increase to additional paid-in capital. As of December 31, 2010, Accrued Expenses in the balance sheet includes accrued wages of approximately $88,000 due to Mr. Gilbreath (see Note 18).

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 8 – Long-Term Debt

Long-term debt consists of the following:

	2010	2009

Note payable to Robert Betty, bearing interest at
3%, secured by the common stock and assets of
Pinnacle, and due in five monthly installments of
$200,000, beginning February 2010. See Note 18.	$841,650	1,000,000

Notes payable to Paul Higbee, bearing interest
at 8%, due March 2012, secured by the intellectual
property of the Company.	465,000	465,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due December 2012.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000
bearing interest at 12%, and due on demand.	-	125,000

	1,483,218	1,766,568
Less current portion	(841,650)	(1,766,568)

	$641,568	-

Future maturities of long-term debt are as follows:

Year	Amount

2011	$841,650
2012	641,568

$1,483,218

Note 9 – Convertible Debenture and Embedded Derivative to HNI, LLC

In July 2009, the Company issued an Amended and Restated Debenture to HNI, LLC (“HNI”) in the principal amount of $151,185 that amended and restated a Secured Debenture with a maturity date of February 14, 2007, as amended on September 28, 2007 and February 14, 2008 in consideration for HNI’s sale and assignment of certain assets to the Company. Pursuant to the terms of the Amended and Restated Debenture, the Company was to commence monthly payments on September 1, 2009 of $13,081 until such time as the principal amount and accrued interest was satisfied in full. On June 30, 2010 the Company paid this debenture in full.

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

Note 10 – Operating Leases

The Company leases buildings under both short-term and long-term commitments. Rental expense related to leases for the years ended December 31, 2010 and 2009 was approximately $129,000 and $123,000, respectively.

Future minimum lease payments are as follows:

Years ending
December 31	Amounts

2011	$33,000
2012	3,000
$36,000

F-9

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 11 – Income Taxes

The provision for income taxes consists of the following:

	2010	2009

Current taxes:
Federal	$-	-
State and local	7,000	-

Change in valuation allowance	-	-

	$7,0000	-

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	2010	2009

Income tax benefit at statutory rate	$(420,000)	(165,000)
State income taxes	7,000	-
Utilization of net operating loss carryforwards	350,000	-
Change in valuation allowance	70,000	165,000

	$7,000	-

Deferred tax assets (liabilities) are as follows:

	2010	2009

Property and equipment	$(23,000)	-
Intangible assets	53,000	-
Inventory valuation	24,000	24,000
Net operating loss carryforwards	2,107,000	2,067,000
Valuation allowance	(2,161,000)	(2,091,000)

	$-	-

The Company has net operating loss carryforwards of approximately $6,195,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 12 – Stock Benefit Plans

As of May 18, 2010 the Company terminated its previous stock benefit plan established on May 3, 2007.  On May 28, 2010 the Company adopted a new stock benefit plan (the Plan) whereby it may issue common stock or grant common stock options to employees or other individuals, including consultants or advisors, who contribute to the Company’s success. A total of 2,000,000 shares of common stock are subject to the Plan’s provisions. As of December 31, 2010, no stock has been optioned, issued, or granted under the Plan (see Note 18).

Note 13 – Supplemental Cash Flow Information

During the year ended December 31, 2010, the Company:

•         Issued 1,747,024 shares of common stock in exchange for $618,459 of long-term debt, accounts payable, and accrued expenses.

•         Issued 1,530,000 shares of common stock for services rendered to the Company in the amount of $390,000.

•         Recognized debt extinguishment loss of $70,556 from the discharge of certain accounts payable and accrued expenses.

•         Cancelled the stock subscription receivable of $1,000.

During the year ended December 31, 2009, the Company:

  Issued a note payable and 300,000 shares of common stock in exchange for the following assets and liabilities of Pinnacle:

Cash	$160,489
Current assets	1,064,622
Property and equipment	101,228
Customer contracts	207,801
Customer list	548,000
Other assets	18,295
Current liabilities	(832,435)
Non-current liabilities	(148,000)
1,120,000
Consideration:
Comcam long-term debt issued	(1,000,000)
Comcam equity issued	(120,000)

$-
  Issued 1,600,000 shares of common stock for services rendered of $114,500.
  Issued 100,000 shares of common stock in exchange for a $25,000 note payable and related accrued interest payable of approximately $10,000 owed to Robert Emmet.
  Issued 50,000 shares of common stock in exchange for $11,500 in cash and a stock subscription receivable of $1,000.
  Recorded additional paid-in-capital and reduced accrued salary of $219,300 (see Note 7).

Note 13 – Supplemental Cash Flow Information (continued)

Actual amounts paid for interest and income taxes are as follows:

	2010	2009

Interest	$23,316	-

Income taxes	$-	-

Note 14 – Major Customers

Sales to major customers which exceeded ten percent of total sales are approximately as follows:

	2010	2009

Company A	$579,000	-
Company B	$564,000	-

Note 15 – Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2010.

Note 16 – Fair Value of Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2010 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 17 – Acquisition of Pinnacle

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

Assets acquired and liabilities assumed:

Cash	$160,489
Accounts receivable, net	1,062,748
Costs in excess of billings	1,874
Customer contracts	207,801
Customer list	548,000
Property and equipment, net	101,228
Other assets	18,295
Accounts payable	(340,811)
Accrued expenses	(170,686)
Billings in excess of costs	(468,938)
$1,120,000

Revenues and earnings:

Information as though the acquisition had occurred as of the beginning of the year (pro-forma) and actual amounts from December 30, 2009 to December 31, 2009 are as follows:

	Revenues	Net income
2009 pro-forma	$6,398,033	367,895
Actual amounts	$-	-

Note 18 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Except for the matter described below; the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2011, the Company entered into a secured promissory note wherein it borrowed $50,000 for a period of 18 months, including interest of 12% per annum. The lender was also granted two five-year warrants to purchase up to 220,000 shares of common stock at $0.60 for 100,000 warrants and $0.75 for 120,000 warrants.

In March 2011, the Company granted 885,000 options to purchase shares of its common stock at $0.50 for a period of three years to certain employees and consultants pursuant to the Company’s 2010 Benefit Plan registered under Form S-8.

In March 2011, the Company issued 352,000 shares of common stock to Don Gilbreath in satisfaction of $88,000 owed for compensation accrued in 2010 (see Note 7).

In February 2011, the Company entered into a secured promissory note wherein it borrowed $400,000, to be repaid in three quarterly installments of $100,000, and a fourth installment of $172,000, which include interest at 18% per annum.  Payments commence on May 25, 2011, and the note is secured by the stock of Pinnacle. The lender was also granted a five-year warrant to purchase up to 100,000 shares of common stock at $0.50 per share.

In February 2011, the Company entered into an agreement with Robert Betty to pay him $250,000 and 800,000 shares of common stock of the Company in satisfaction of a note payable owed to Mr. Betty in the amount of $841,650 and approximately $14,000 in related accrued interest payable.

Subsequent to December 31, 2010, the Company issued 1,342,000 shares of common stock in exchange for cash and services.

Note 19 – Correction of Unrecognized Tax Benefit

The Company recorded an unrecognized tax benefit as of December 31, 2009 as a correction. The following table reflects this change:

	Previously		After
	reported	Correction	correction

Intangible assets, net	$700,502	148,000	848,502
Accrued expenses	$259,439	148,000	407,439
Accumulated deficit	$(6,280,351)	-	(6,280,351)
Net loss	$(430,648)	-	(430,648)

As a result of this change, the Company recorded approximately $49,000 in additional amortization expense during 2010. The changes above did not affect income taxes for 2009 or 2010.

COMCAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 20 – Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

•    lack of an audit committee due to a lack of a majority of outside directors, resulting in ineffective oversight in the monitoring of required internal controls over financial reporting;

•    inadequate segregation of duties consistent with control objectives since the responsibilities associated with the offices of chief executive officer, chief financial officer and principal accounting officer are assumed by one individual.

The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of December 31, 2010.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty	53 54	1998 1999	CEO, CFO, PAO and Director Director

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

Mr. Betty has over 22 years of experience in the electronics industry. From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget.  He was the founder and is the current president of Pinnacle Integrated Systems, Inc., a security systems integration firm located in West Chester , Pennsylvania that was acquired by the Company on December 30, 2009. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Mr. Betty is a member of several management associations and holds numerous technical certificates.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of no persons who, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Executive compensation for our executive officer was $100,000 for each of the annual periods ended December 31, 2010 and 2009. Due to financial constraints, $88,000 was accrued but not paid for the period ended December 31, 2010 and $100,000 was accrued but not paid for the period ended December 31, 2009. Our executive officer forgave the amount due for the period ended December 31, 2009 on December 31, 2009. We expect that future executive compensation for our executive officer will fluctuate based on the results of the Company’s operations moving forward. Further, we expect that our executive officer will accept his salary for the year ended December 31, 2011.

Tables

The following table provides summary information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath CEO, CFO, PAO, and director	2010 2009	100,000 100,000	- -	- -	- -	- -	- -	- -	100,000* 100,000**

*      $88,000 was accrued but not paid to Mr. Gilbreath; subsequent to the period the amount was settled for 352,000 shares of the Company’s common stock.

**   Salary of $100,000 was accrued but not paid to Mr. Gilbreath; Mr. Gilbreath forgave the amounts due to him on December 31, 2009.

The Company entered into an employment agreement with Don Gilbreath, our sole executive officer and one of our directors, on June 22, 2005, which entitled him to a fixed salary, health benefits and participation in our benefit plan. The Company as of the date of this report has not issued any shares of its common stock or granted any options to purchase shares of its common stock to Mr. Gilbreath pursuant to the Company’s benefit plan. While his employment agreement expired on June 22, 2010, Mr. Gilbreath continues to accrue a salary and benefits on the same terms.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 15,182,147 shares of common stock issued and outstanding as of April 14, 2011, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Don Gilbreath, CEO, CFO, principal accounting officer and director 1525 Tanglewood Drive West Chester, Pennsylvania, 19380	Common	1,563,157	10.3%
Robert Betty, director 912 Carrie Lane West Chester, Pennsylvania, 19383	Common	1,466,004**	9.7%
ACC Investors, LLC* 1330 Avenue of the Americas 36th Floor New York, New York 10019	Common	1,408,394	9.3%
Officer and Directors as a Group	Common	3,029,161	20.00%

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except the following:

•         Mr. Gilbreath, our sole executive officer and a director, was paid $12,000 and accrued an amount of $88,000 for compensation during the period ended December 31, 2010. On March 22, 2011, the Company entered into a debt settlement agreement with Don Gilbreath whereby the parties agreed to convert the debt obligation due to Don Gilbreath in the amount of $88,000 into 352,000 shares of the Company’s common stock valued at $0.25 a share.

•         Robert Betty, a director, sold 100% of Pinnacle to the Company on December 30, 2009 in exchange for 300,000 shares of the Company’s common stock that were issued to Mr. Betty’s spouse, Feng Brown, and a promissory note in the amount of $1,000,000 to be paid to Mr. Betty and Ms. Brown by June 15, 2010 in five equal payments of $200,000 that is secured by the shares of Pinnacle and its business assets. The initial payment was due on February 15, 2010 of which $100,000 had been paid as of the date of this report. Subsequent to the period ended December 31, 2010, on February 21, 2011, the parties executed an accord and satisfaction agreement in connection with the satisfaction of the outstanding terms of its acquisition of Pinnacle. The settlement satisfied in full the Company’s remaining obligation of $855,208.37 due to Mr. Betty and Ms. Brown in exchange for a payment of $250,000 and 800,000 shares of the Company’s common stock.

Director Independence

The Company’s common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we had one independent director as of December 31, 2010.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy ("Pritchett") is providing audit services to the Company in connection with its annual report and review of the Company’s quarterly financial statements for the fiscal years ended December 31, 2010 and 2009. The aggregate fees billed by Pritchett for the fiscal years ended December 31, 2010 and 2009 were $31,605 and $10,310, respectively.

Audit Related Fees

Pritchett billed the Company no fees in 2010 or 2009 for professional services that were reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed the Company no fees for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed the Company no fees in 2010 or 2009 for other professional services rendered or any other services not disclosed in “Audit Fees” above.

Audit Committee Pre-Approval

The Company does not have an audit committee. Therefore, all services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s board of directors. Pritchett performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-20, and are included as part of this Form 10-K:

            Financial Statements of the Company for the years ended December 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 41 of this Form 10-K, and are incorporated herein by this reference.

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

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 15, 2011
/s/ Robert Betty Robert Betty Director	April 15, 2011

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

99*                  Pinnacle Integrated Systems, Inc. audited financial statements for the period ended December 30, 2009 and the years ended December 31, 2008 and 2007 (predecessor to ComCam International, Inc.) (incorporated by reference to the Form 10-KA/2 filed with the Commission on March 9, 2011).

                        *         Incorporated by reference to previous filings of the Company.