Form 10-Q
period 2011-03-31
COMCAM INTERNATIONAL INC
filed 2011-05-16
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at May 16, 2011, was 16,178,312.

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

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$772,526	517,493
Accounts receivable	572,423	836,342
Costs and estimated earnings in excess of
billings on uncompleted contracts	428,829	114,827
Prepaid expenses	7,176	11,712
Total current assets	1,780,954	1,480,374
Property and equipment, net	145,144	157,263
Intangible assets, net	399,062	447,389
Other assets	173,456	23,926
Total assets	$2,498,616	2,108,952
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$757,826	381,153
Accrued expenses	108,208	123,140
Billings in excess of costs and estimated
earnings on uncompleted contracts	87,103	387,923
Current portion of long-term debt	865,000	841,650
Total current liabilities	1,818,137	1,733,866
Accrued expenses	153,000	176,000
Long-term debt	176,568	641,568
Total liabilities	2,147,705	2,551,434
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares
authorized, 16,168,312 and 13,684,312 shares issued and
outstanding, respectively	1,617	1,368
Additional paid-in capital	8,589,556	7,194,492
Deferred stock compensation	(47,925)	-
Accumulated deficit	(8,192,337)	(7,638,342)
Total stockholders' equity (deficit)	350,911	(442,482)
Total liabilities and stockholders' equity (deficit)	$2,498,616	2,108,952

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010

	2011	2010

Revenues, net	$1,381,531	947,540
Cost of revenues	1,050,330	710,678

Gross profit	331,201	236,862

Operating expenses:
General and administrative expenses	837,886	492,471
Research and development expenses	2,192	3,088

	840,078	495,559

Loss from operations	(508,877)	(258,697)

Other income (expense):
Interest income	355	419
Interest expense	(25,473)	(27,671)

	(25,118)	(27,252)

Loss before provision for income taxes	(533,995)	(285,949)

Provision for income taxes	20,000	-

Net loss	$(553,995)	(285,949)

Net loss per common share - basic and diluted	$(0.04)	(0.04)

Weighted average common and common
equivalent shares	14,659,134	7,858,751

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(553,995)	(285,949)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock, options, and warrants compensation expense	491,824	-
Depreciation and amortization	60,775	126,258
Loss on disposal of assets	-	853
(Increase) decrease in:
Accounts receivable	263,919	250,733
Prepaid expenses	4,536	3,919
Costs and estimated earnings in excess of
billings on uncompleted contracts	(314,002)	(4,436)
Other assets	(149,530)	(523)
Increase (decrease) in:
Accounts payable	376,673	(143,703)
Accrued expenses	86,732	35,563
Billings in excess of costs and estimated
earnings on uncompleted contracts	(300,820)	(103,076)
Net cash used in operating activities	(33,888)	(120,361)

Cash flows from investing activities:
Payments received on note receivable	-	-
Purchase of property and equipment	(329)	(5,411)
Net cash used in investing activities	(329)	(5,411)

Cash flows from financing activities:
Payments on related party payable	-	-
Payments on long-term debt	(415,000)	(95,562)
Proceeds from issuance of debt	400,000	-
Issuance of common stock	304,250	382,500
Net cash provided by financing activities	289,250	286,938

Net increase in cash	255,033	161,166
Cash, beginning of period	517,493	217,783
Cash, end of period	$772,526	378,949

The accompanying notes are an integral part of these financial statements

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2011.

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 – Going Concern

As of March 31, 2011, the Company has negative working capital and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 3 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Note payable to Robert Betty, bearing interest at
3%, secured by the common stock and assets of
Pinnacle, and due in five monthly installments of
$200,000, beginning February 15, 2010.	$-	841,650

Notes payable to Paul Higbee, bearing interest
at 8%, due March 2012, secured by the intellectual
property of the Company.	465,000	465,000

Note payable to Doug Bartek, bearing interest at
18%, secured by the assets and common stock of
Pinnacle, due in four quarterly installments of
$100,000 , beginning May 2011	400,000	-

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due December 2012.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	176,568	176,568

	1,041,568	1,483,218
Less current portion	(865,000)	(841,650)

	$176,568	641,568

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 4 – Supplemental Cash Flow Information

During the three months ended March 31, 2011, the Company:

•         Issued 352,000 shares of common stock in satisfaction of $110,475 of accrued expenses and $47,925 of deferred stock compensation.

•         Issued 800,000 shares of common stock in exchange for $352,000 of long-term debt, $14,189 of accrued expenses, and recognized debt extinguishment income of $88,839. The debt extinguishment income was recorded as an increase in additional paid-in capital due to the related party nature of the transaction.

During the three months ended March 31, 2010, the Company:

•         Issued 508,200 shares of common stock in exchange for $127,050 of accrued interest expense.

During the three months ended March 31, 2011 and 2010, cash paid for interest was $0 and $9,438 respectively, and no amounts were paid for income taxes.

In April 2011, the Company entered into a letter of intent to acquire 1st Choice Security Solutions of Georgia, Inc. in a stock and cash transaction expected to close in June 2011.

Note 5 – Common Stock Options and Warrants

Common stock options and warrants consist of:

			Exercise
	Number of		Price
	Options	Warrants	Per Share
Outstanding at January 1, 2011	-	-	$-
Granted, vested, and excercisable	885,000	100,000.50
Outstanding at March 31, 2011	885,000	100,000	$.50

Note 6 – Subsequent Events

In April 2011, the Company entered into a secured promissory note wherein it borrowed $50,000 for a period of 18 months, including interest at 12% per annum. The lender was also granted two five-year warrants to purchase up to 220,000 shares of common stock at $0.60 for 100,000 warrants and $0.75 for 120,000 warrants.

In April 2011, the Company entered into a letter of intent to acquire 1st Choice Security Solutions of Georgia in a stock and cash transaction expected to close in June 2011.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to disclose.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 7 – Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on our financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2011.

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

Business

We have two operating divisions. One focuses on product development, manufacturing and sales world-wide while the other focuses on the integration of command and control systems for correctional facilities across the United States.

Our product division has developed a video fusion platform that adds next generation, real-time interactive command-and-control capabilities to legacy security systems for greater performance at lower cost. The platform seamlessly integrates a suite of analytics, including third-party security solutions – access control, biometrics, radio frequency identification (RFID), chemical detection and seismic detection – to improve real-time decision-making for critical events over any wireless network. Our products have been deployed with the Department of Defense, Immigration & Customs Enforcement, and many other law enforcement and intelligence agencies in addition to businesses across a wide range of industries. On our own, or working with prime government contractors like DRS, Motorola, and Siemens, our products are deployed in such diverse locales as the John F. Kennedy International Airport, isolated sections of the Texas-Mexico border, and remote mountain passes in Afghanistan.

Our systems division acts as the general contractor or plays a key support role to leading government integrators. Our focus to date has been on installing and integrating security systems in juvenile to super-maximum security correctional facilities. We enable our clients to reach further operational excellence by providing a complete range of security integration services. In the past three years we have completed more than 15 security integration projects, with the largest topping $4.2M. We have the skill set and the resources to successfully complete projects in the $10M-$15M range.

Business Development Strategy

We are pursuing numerous new domestic and international sales opportunities intended to increase revenue by leveraging our product and systems divisions to provide turn-key solutions across a spectrum of applications within the security industry. While expanding marketing efforts to reach new customers we continue to focus on offering our services as an original equipment manufacturer (OEM) for strategic resellers, in order to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise. Meanwhile we continue to service existing customers with our products and services.

Product Division

We intend to leverage pilot installations on the US/Mexico border, the Port of Philadelphia, and with Immigration and Customs Enforcement to focus on closing new proposals and contracts with the Department of Homeland Security. The key to this line of business is a value added reseller (VAR) agreement signed with DRS in 2010 offering an off-the-shelf advanced thermal tracking solution to be bundled with our microserver and software algorithms which addresses a major US initiative to fight border drug trafficking.

We are also focused on transforming non-recurring engineering contracts that utilize our hardware and software designs into opportunities to develop a recurring royalty model. Our near term intention is to take advantage of certain installations that utilize our cloud computing platform which allows franchise operators and large retail chains to improve remote operations management.

We also intend to develop a program to monetize our patents related to the integration of live video and analytics through a web portal used to make real time command and control decisions.

Systems Division

We are focused on pursuing new contracts related to the incremental integration of security measures utilized by correctional facilities. Our business has been limited in the past by an inability to secure performance bonds at a reasonable cost. We have recently overcome this limitation and going forward we are confident in our ability to procure new contracts. In addition, we have expanded our highly profitable long-term maintenance agreement program to existing and future integration customers with a goal of establishing a recurring revenue stream from this business unit.

Mergers and Acquisitions

We intend to continue to seek out the acquisition of companies and products that add synergistic distribution partners and broader application integration. Our intention is to target companies with intellectual properties in biometric algorithms, RFID sensors, and prison perimeter offerings.

During April of this year we announced that we had entered into a letter of intent to acquire all of the issued and outstanding shares of 1st Choice Security Solutions of Georgia (1st Choice), a leading OEM supplier of ultra-long range RFID technology in a stock and cash transaction expected to close June 2011.

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

Our financial condition and results of operations going forward will continue to depend primarily on revenue generated from the sale of specialized services and our ability to realize additional debt or equity financing. We can provide no assurance that future revenue will provide sufficient cash flow to sustain operations although the achievement of this milestone is anticipated in the near term. Further, we have no immediate commitments for additional financing though management is committed to procuring the capital required to develop our business.

Results of Operations

During the three month period ended March 31, 2011, we were engaged in (i) developing our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians to correctional facilities, (iii) completing debt financing arrangements, (iv) securing a performance bond and (iv) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended March 31, 2011, increased to $1,381,531 from $947,540 for the three months ended March 31, 2010, an increase of 46%. The increase in revenue over the comparable period is due to the procurement of new contracts by our systems division. We expect to continue to increase revenues in future periods through the sale of services to correction facilities and video products.

Cost of revenue for the three months ended March 31, 2011, was $1,050,330 compared to $710,678 for the three months ended March 31, 2010, an increase of 48%. The increase in the cost of revenue in the current period can be primarily attributed to the increase in revenue over the comparative period. We expect the cost of revenue to increase in future periods along with increases in revenue.

Gross profit for the three months ended March 31, 2011, increased to $331,201 from $236,862 for the three months ended March 31, 2010, an increase of 40%. The increase in gross profit over the comparable periods is primarily attributable to the increase in revenue over the comparative periods. We expect that gross profit will continue to increase in correlation with anticipated increases in revenue over future periods.

Expenses

Operating expenses for the three months ended March 31, 2011, increased to $840,078 from $495,559 for the three months ended March 31, 2010, an increase of 70%. The increase in operating expenses over the comparative periods is primarily attributable to stock options and warrant compensation expense. We expect that operating expenses will remain relatively constant in the near term after adjusting for any stock options or warrant compensation expense.

Depreciation and amortization expenses for the three months ended March 31, 2011 and 2010 were $60,775 and $126,258, respectively. The decrease in depreciation and amortization expenses over the respective periods can be attributed to a decrease in fixed assets as well as the amortization of intangible assets.

Other Income (Expense)

Interest income for the three months ended March 31, 2011 was $355 as compared to $419 for the three months ended March 31, 2010. The decrease in interest income over the comparable periods is primarily attributable to the repayment of a note receivable. We expect that interest income will continue to decrease in the near term as we use current assets to maintain operations and meet obligations.

Interest expense for the three months ended March 31, 2011 was $25,473 as compared to $27,671 for the three months ended March 31, 2010. The decrease in interest expense over the comparable periods can be attributed to the satisfaction of debt owed to a related party incurred in connection with the acquisition of our systems division. We expect that interest expense will continue to decrease in the near term as management strives to reduce debt pursuant to debt settlement or equity financing.

Net Loss

Net loss for the three months ended March 31, 2011, was $553,995 as compared to a net loss of $285,949 for the three months ended March 31, 2010, an increase of 94%.  The increase in net loss over the comparable period can be attributed to stock options and warrant compensation expense during the current three month period. We expect to transition to net income in the near term with anticipated increases in revenue and consistency in operating expenses.

Income Tax Expense (Benefit)

We have an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating loss carry forwards at December 31, 2010, was approximately $6,195,000. These losses will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership and by the applicable tax laws which are in effect at the time such carry forwards are utilized. Some states do not allow us to file consolidated income tax returns and offset our net operating loss carryforwards against Pinnacle’s taxable income. When applicable, we record income taxes payable and income tax expense for these states.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past three years and that we can offset any inflationary pressures by improving operating efficiencies.

Capital Expenditures

We made no significant capital expenditures on property or equipment for the three months ended March 31, 2011 or 2010.

Liquidity and Capital Resources

At March 31, 2011 we had a working capital deficit of $37,183.

At March 31, 2011we had current assets of $1,780,954 that consisted of cash totaling $772,526, accounts receivable of $572,423, estimated earnings in excess of billings on uncompleted contracts of $428,829 and prepaid expenses of $7,176. Total assets of $2,498,616 include current assets as well as intangible assets of $399,062, property and equipment of $145,144 and other assets of $173,456.

At March 31, 2011 we had current liabilities of $1,818,137 that consisted of accounts payable of $757,826, accrued expenses of $108,208, excess billings on uncompleted contracts of $87,103 and the current portion of long-term debt of $865,000. Total liabilities of $2,147,705 include current liabilities as well as long-term debt of $176,568 and accrued expenses of $153,000.

Total stockholders’ equity was $350,911 as of March 31, 2011.

Cash flows used in operations were $33,888 for the three months ended March 31, 2011 as compared to $120,361 for the three months ended March 31, 2010. The change in cash flows used in operations over the comparative periods can be primarily attributed to an increase in accounts payable. We expect to have cash flows provided by operating activities with an anticipated transition to net income in the near term.

Cash flows used in investing activities were $329 for the three months ended March 31, 2011 as compared to $5,411 for the three months ended March 31, 2010. Cash flows used in investing activities in the current period are from the purchase of property and equipment. We expect to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $289,250 for the three months ended March 31, 2011 as compared to $286,938 for the three months ended March 31, 2010. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash and debt instruments offset by payments on long-term debt. We expect to continue to have cash flow provided by financing activities.

We had certain long-term debt obligations as of March 31, 2011:

•         Unsecured note payable to Global Convertible Megatrend, Ltd. (“Global Megatrend”) in the amount of $176,568 bearing interest at 7.5% and due in December 2012. The note may be converted to our common shares, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at March 31, 2011 was $5,028.

•         Secured note payable to Paul Higbee in the amount of $465,000 bearing interest at 8%, due on March 31, 2012. Accrued interest at March 31, 2011 was $37,200.

•         Secured promissory note payable to Bartek Investments -1, Ltd. in the amount of $400,000 bearing interest at 18%, with quarterly principal payments of $100,000 due on May 25, 2011, August 25, 2011, and November 25, 2011 with a final payment of $172,000 on February 25, 2012. The obligation is secured by the stock of our wholly owned subsidiary, Pinnacle.

We have a 2010 Benefit Plan registered under Form S-8 pursuant to which we can issue or option shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of March 31, 2011we had granted 885,000 stock options for a two year term at an exercise price of $0.50 a share under the Benefit Plan to the following individuals:

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

Our current assets are sufficient to maintain operations but insufficient to return to product research, development or manufacture over the next twelve (12) months. We need a minimum of $3,000,000 in debt or equity financing to fund these product related activities, expand our marketing efforts or raise our performance bond capacity, all of which are integral to our business success.  Unfortunately, we have no commitments or arrangements for this financing, though management is actively pursuing acceptable arrangements for prospective debt or equity placements. Our inability to obtain financing would have a material adverse affect on our business operations.

We have no lines of credit or other bank financing arrangements in place.

We have no commitments for future capital expenditures that were material at March 31, 2011.

We have no defined benefit plan or contractual commitment with any of our officers or directors.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

We do not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2011 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Our auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $7,638,342 as of December 31, 2010 and a working capital deficit. Our ability to continue as a going concern remains dependent on an ability to realize net income and/or obtaining financing from outside sources. Management’s plan to address our ability to continue as a going concern includes (i) increases in revenue; (ii) decreases in general and administrative costs; (iii) financing from private placement sources; and (iv) converting outstanding debt to equity. Although we believe that we will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2010 and 2009, included in our Form 10-K, we discussed those accounting policies that are considered to be significant in determining the results of operations and its financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States. The preparation of financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. Our estimates are based on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We generate revenues from product sales, consulting, installation of security systems, and support and maintenance contracts. Our revenue recognition policy is as follows:

•         Development and Delivery of Security Systems - Profits on long-term contracts are recorded primarily using the percentage of completion method for individual contracts. Estimated percentage of completion is determined on the basis of total costs expended as a percentage of total estimated costs. As our long-term contracts extend over one or more years, revisions in cost and profit estimates are reflected in the accounting period that the revisions become known. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

  Consulting Revenue – Revenues from consulting services are recognized when a consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed, and we have no additional rescission, refund, or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

Our operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

Risks Related to our Business

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

Our auditors included an explanatory statement in their report on our consolidated financial statements for the years ended December 31, 2010 and 2009, stating that there are certain factors which raise substantial doubt about our ability to continue as a going concern. These factors include an accumulated deficit and working capital deficit.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

We had an accumulated deficit of over $8,192,337 as of March 31, 2011 and a net operating loss. We do expect net income in the next twelve months but can provide no assurance to this end. Should we realize net income in the near term we can provide no assurance that we will be able to sustain net income over time.

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS

We have historically had difficulty producing our products because of cash flow shortages. Though we have recently resumed limited production of our products, our future success depends in a significant part on our ability to evolve our hardware and software and to develop and introduce new products and technologies in response to market demands. If adequate funds are not available, our ability to develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND OUR PRODUCTS COULD BECOME OBSOLETE AT ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the video surveillance systems and security integration services markets; our products could become obsolete at any time. Competitors could develop products similar to or better than our own, finish development of new technologies in advance of our research and development, or be more successful at marketing new products, any of which factors may hurt our prospects for success.

THE MARKET ACCEPTANCE OF OUR PRODUCTS IS CRITICAL TO OUR GROWTH

We generate revenue from the design and sale of video surveillance systems and security integration services; therefore, market acceptance of our products is critical. If our customers do not accept or purchase our products, then our revenue, cash flow and/or operating results will be negatively impacted.

WE COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for video surveillance systems and security integration services is intense. While our products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the marketplace, a number of entities offer video surveillance systems, and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

WE ARE LARGELY DEPENDENT UPON FEW CUSTOMERS

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

WE DEPEND ON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

Pennsylvania-based Strategic Manufacturing Technologies, Inc. currently procures our components and manufactures our video surveillance systems. Our components are purchased for us from such source suppliers as Motorola, Inc., and Analog Devices, Inc. We anticipate that we will continue to depend upon one or few manufacturers, as well as a limited number of source suppliers, which dependence reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect our business. We currently have no agreement with Strategic Manufacturing Technologies, Inc. for the manufacture of our video surveillance systems.

If our suppliers were unable to provide parts in the volumes needed or at an acceptable price, our manufacturer and we would have to identify and qualify acceptable replacements from alternative sources of supply. If we were unable to obtain these components in a timely fashion, we would likely not be able to meet demand. Any disruption of either component procurement or manufacturing delays could adversely affect our results of operations.

OUR SUCCESS DEPENDS ON THE ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

Our future success will depend substantially on the continued service and performance of Don Gilbreath, Robert Betty and other key personnel. We have relatively few senior personnel, and so the loss of Don Gilbreath, Robert Betty or any other key employees could have a material adverse effect on our business prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION

Our success also depends significantly on protecting proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or products. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against us with respect to existing or future products or technology. If there is a successful claim of infringement and we fail or are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and results of operations could be seriously harmed.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. Our fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. Our products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Further, climate change legislation and greenhouse gas regulation is becoming increasingly ubiquitous. Although we successfully operate within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

OUR PRODUCTS ARE SUBJECT TO ENVIRONMENTAL LAWS

New hazardous materials restrictions have been and are being sought in numerous jurisdictions worldwide. As these restrictions take effect, we may need to change the components it uses in certain key products. These components may be difficult to procure or more expensive than the components we currently use. As such, current and future environmental regulations could negatively impact our operations.

Risks Related to our Stock

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND AN EXPANSION OF OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

We will need to raise additional capital to fund an expansion of operations up to $3,000,000. Capital realized would be used for research and development expenses, product manufacture, marketing costs and performance bonds. We have no commitment from any sources of financing to provide us with any needed capital requirements. Any equity financing will obligate us to issue additional shares of our common stock which would result in dilution to existing shareholders.

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

OUR STOCK PRICE IS VOLATILE

The market price for our common stock is subject to significant volatility and trading volumes are low. Factors affecting our stock price could include:

•         our perceived prospects;

•         negative variances in our operating results, and achievement of key business targets;

•         limited trading volume in shares of our common stock in the public market;

•         sales or purchases of large blocks of our stock;

•         changes in, or failure to meet, earnings estimates;

•         changes in securities analysts’ buy/sell recommendations;

•         differences between our reported results and those expected by investors and securities analysts;

•         announcements of new contracts or our competitors;

•         announcements of legal claims against us;

•         market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•         developments in the financial markets;

•         general economic, political or stock market conditions.

In addition, our stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

OUR STOCK IS A PENNY STOCK AND, THEREFORE, SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

Our stock differs from many stocks in that it is a "penny stock." The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

On March 22, 2011 we authorized the issuance of 352,000 shares of our common stock to Don Gilbreath pursuant to a debt settlement agreement whereby the parties agreed to convert the debt obligation due to Don Gilbreath for 2010 salary in the amount of $88,000, or at $0.25 a share, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On February 21, 2011 we authorized the issuance of 800,000 shares of our common stock to Robert Betty pursuant to an agreement in satisfaction of a note payable valued at $0.50 per share, in reliance on Section 4(2) of the Securities Act.

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

Recent Sales of Unregistered Securities

On April 1, 2011 we authorized the grant of 220,000 warrants to Bayberry Capital, Inc. for the purchase of 100,000 shares of common stock at $0.60 per share for a period of five years and 120,000 shares of common stock at $0.75 for a period of five years, pursuant to the terms and conditions of a promissory note for $50,000, in reliance on Section 4(2) of the Securities Act.

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On February 25, 2011 we authorized the grant of 100,000 warrants to Bartek Investments -1, Ltd., for the purchase of shares of common stock at $0.50 per share for a period of five years, pursuant to the terms and conditions of a promissory note for $400,000, in reliance on Section 4(2) of the Securities Act.

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On January 18, 2011 we authorized the issuance of 65,000 shares of common stock to Flaherty Financial News, Inc., in exchange for services valued at $16,250 or $0.25 per share, in reliance on Section 4(2) of the Securities Act.

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

On January 18, 2011 we authorized the issuance of 1,099,600 shares of common stock in exchange for $274,900 in cash or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals and entities:

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

We complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited investors; (iii) having not violated antifraud prohibitions with the information provided to the investors; (iv) being available to answer questions by the investors; and (v) issuing restricted securities to the investors.

On January 12, 2011 we authorized the issuance of 50,000 shares of common stock to Equiti-Trend Advisors, LLC. in exchange for services valued at $12,250 or $0.25 per share, in reliance on Section 4(2) of the Securities Act.

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

During the quarter ended March 31, 2011 we accounted for the issuance of 917,000 shares of common stock in exchange for $229,250 in cash or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals:

Investor	Shares	Consideration
Lou Wood	183,000	$45,750
John R. Shand	34,000	$8,500
Mark Jon Bowman	100,000	$25,000
William Steele	100,000	$25,000
Joseph P. Saline	400,000	$100,000
W. Reed	100,000	$25,000
Totals	917,000	$229,250

We complied with the requirements of Rule 506 of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to accredited investors; (iii) having not violated antifraud prohibitions with the information provided to the investors; (iv) being available to answer questions by the investors; and (v) issuing restricted securities to the investors.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 29 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 16, 2011

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

10(ix)*             Restated Accord and Satisfaction Agreement dated March 24, 2011 (incorporated by reference to the Form 8-K/A filed with the Commission on May 16, 2011.

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