Form 10-Q
period 2011-06-30
COMCAM INTERNATIONAL INC
filed 2011-08-22
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at August 19, 2011, was 16,530,697.

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

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$558,616	517,493
Accounts receivable	767,395	836,342
Costs and estimated earnings in excess of
billings on uncompleted contracts	155,668	114,827
Prepaid expenses	9,796	11,712

Total current assets	1,491,475	1,480,374

Property and equipment, net	132,677	157,263
Intangible assets, net	393,467	447,389
Other assets	174,186	23,926

Total assets	$2,191,805	2,108,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$571,459	381,153
Accrued expenses	101,492	123,140
Billings in excess of costs and estimated
earnings on uncompleted contracts	136,449	387,923
Line of credit	50,000	-
Current portion of long-term debt	865,000	841,650

Total current liabilities	1,724,400	1,733,866

Accrued expenses	159,600	176,000
Long-term debt, net	221,018	641,568

Total liabilities	2,105,018	2,551,434

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 2,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 16,288,312 and 13,684,312 shares issued and
outstanding, respectively	1,629	1,368
Additional paid-in capital	8,738,110	7,194,492
Deferred stock compensation	(15,030)	-
Accumulated deficit	(8,637,922)	(7,638,342)

Total stockholders' equity (deficit)	86,787	(442,482)

Total liabilities and stockholders' equity (deficit)	$2,191,805	2,108,952

The accompanying notes are an integral part of these consolidated financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues, net	$993,570	550,984	2,375,101	1,498,524
Cost of revenues	681,168	375,499	1,731,498	966,728

Gross profit	312,402	175,485	643,603	531,796

Operating expenses:
General and administrative expenses	729,622	935,926	1,567,508	1,547,846
Research and development expenses	743	2,887	2,935	5,975

	730,365	938,813	1,570,443	1,553,821

Loss from operations	(417,963)	(763,328)	(926,840)	(1,022,025)

Other income (expense):
Interest income	251	151	606	570
Interest expense	(35,873)	(26,266)	(61,346)	(53,937)
Debt extinguishment income	-	13,725	-	13,725

	(35,622)	(12,390)	(60,740)	(39,642)

Loss before provision for income taxes	(453,585)	(775,718)	(987,580)	(1,061,667)

Provision (benefit) for income taxes	(8,000)	-	12,000	-

Net loss	$(445,585)	(775,718)	(999,580)	(1,061,667)

Net loss per common share - basic and diluted	$(0.03)	(0.08)	(0.06)	(0.12)

Weighted average common and common equivalent shares	16,242,817	9,309,403	15,455,351	8,500,097

The accompanying notes are an integral part of these consolidated financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(999,580)	(1,061,667)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock, options, and warrants compensation expense	603,730	375,000
Amortization of conversion rights on debt	1,110	-
Depreciation and amortization	121,571	210,925
Loss on disposal of assets	-	10,449
(Increase) decrease in:
Accounts receivable	68,947	296,642
Prepaid expenses	1,916	27
Costs and estimated earnings in excess of
billings on uncompleted contracts	(40,841)	(27,093)
Other assets	(150,260)	(14,303)
Increase (decrease) in:
Accounts payable	190,306	(192,183)
Accrued expenses	119,511	81,253
Billings in excess of costs and estimated
earnings on uncompleted contracts	(251,474)	(61,296)

Net cash used in operating activities	(335,064)	(382,246)

Cash flows from investing activities:
Payments received on note receivable	-	36,667
Purchase of intangible assets	(42,734)	-
Purchase of property and equipment	(329)	(49,362)

Net cash used in investing activities	(43,063)	(12,695)

Cash flows from financing activities:
Payments on related party payable	-	(36,667)
Payments on long-term debt	(415,000)	(138,730)
Proceeds from line of credit	50,000	-
Proceeds from issuance of debt	450,000	-
Proceeds from issuance of common stock	334,250	674,500

Net cash provided by financing activities	419,250	499,103

Net increase in cash	41,123	104,162

Cash, beginning of period	517,493	217,783

Cash, end of period	$558,616	321,945

The accompanying notes are an integral part of these consolidated financial statements.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Comcam International, Inc. (“Comcam”) and its wholly owned subsidiary Pinnacle Integrated Systems, Inc. (“Pinnacle”). Collectively, these entities are referred to as the “Company”.

Comcam was organized under the laws of the state of Delaware on September 19, 1998. Its operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Pinnacle is a security systems integrator focused on correctional facilities across the United States, providing turnkey system design and installation, maintenance contracts, and field support technicians.

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

Reclassifications

Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.

Convertible Debts

In accordance with ASC 470-20, the Company calculated the value of any beneficial conversion features embedded in its convertible debts. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debts are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity in accordance with ASC 815-40.

The debt component of the convertible debt is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 1 – Organization and Summary of Significant Accounting Policies - continued

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 – Going Concern

As of June 30, 2011, the Company has negative working capital and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

Note 3 – Line of Credit

The Company maintains a revolving line of credit with a bank which allows the Company to borrow up to $100,000. The line of credit bears interest at prime (3.25% at June 30, 2011) plus 1.25%, but not less than 4.75%; thus the line of credit’s rate at June 30, 2011 is 4.75%.  Interest accrues monthly and must be paid by the end of the following month. The line of credit is secured by a money market account with the same bank which has a June 30, 2011 balance of $100,000.  The line of credit matures on November 1, 2011 and the balance outstanding as of June 30, 2011 is $50,000.

8

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Note payable to Robert Betty, bearing interest at 3%, secured by the common stock and assets of Pinnacle, and due in five monthly installments of $200,000, beginning February 2010.	$-	841,650

Notes payable to Paul Higbee, bearing interest at 8%, due March 2012, secured by the intellectual property of the Company.	465,000	465,000

Notes payable to Doug Bartek, bearing interest at 18%, secured by the common stock and assets of Pinnacle, and due February 2012.	400,000	-

Unsecured note payable to Global Megatrend, bearing interest at 7.5% and due December 2012. The note may be converted to common shares of the Company, at the option of the holder, based on certain terms related to outstanding shares and per share prices.	176,568	176,568

Unsecured note payable to Bayberry Capital, Inc., bearing interest at 12% and due October 2012.The note may be converted to common shares of the Company, at the option of the holder, based on certain terms related to outstanding shares and per share prices.	50,000	-

	1,091,568	1,483,218
Less unamortized discount	(5,550)	-

	1,086,018	1,483,218
Less current portion	(865,000)	(841,650)

	$221,018	641,568

The fair values of the conversion options are recorded as discounts on the face values of the notes and are $5,550 and $0 at June 30, 2011 and December 31, 2010, respectively. These amounts are amortized using the straight-line method over the term of the notes.  During the six months ended June 30, 2011 and 2010, the Company recorded $1,110 and $0, respectively, as interest expense due to amortization of the discounts.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 5 – Supplemental Cash Flow Information

During the six months ended June 30, 2011, the Company:

•         Issued 352,000 shares of common stock in satisfaction of $110,475 of accrued expenses and $47,925 of deferred stock compensation.

•         Issued 800,000 shares of common stock in exchange for $426,650 of long-term debt, $14,189 of accrued expenses, and recognized debt extinguishment income of $88,839. The debt extinguishment income was recorded as an increase to additional paid-in capital due to the related party nature of the transaction.

During the six months ended June 30, 2010, the Company:

•         Issued 1,363,930 shares of common stock in exchange for $438,405 of long-term debt, accounts payable, and accrued expenses.

•         Issued 1,500,000 shares of common stock for services rendered to the Company in the amount of $375,000.

•         Issued 2,698,000 shares of common stock in exchange for $674,500 in cash.

•         Recognized debt extinguishment income of $13,725 from the discharge of certain accounts payable.

During the six months ended June 30, 2011 and 2010, cash paid for interest was $0 and $11,105 respectively, and cash paid for income taxes was $7,072 and $0, respectively.

Note 6 – Common Stock Options and Warrants

Common stock options and warrants consist of:

	Number of		Price
	Options	Warrants	Per Share

Outstanding at January 1, 2011	-	-	$-
Granted, vested, and excercisable	885,000	320,000	.50 - .75

Outstanding at June 30, 2011	885,000	320,000	$.50 - .75

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

Note 7 – Distribution Rights Acquisition

In April 2011, the Company entered into a letter of intent to acquire the distribution rights of 1st Choice Security Solutions (“1st Choice”) of Georgia for cash and common stock. The distribution rights will allow the Company to distribute products of Protrac iD in North and South America.

As of June 30, 2011, the Company had paid $42,734 to 1st Choice and expects to finalize the purchase of this intangible asset by September 30, 2011. As of the date of these financial statements, the Company expects to spend $70,000 more and issue 200,000 shares of common stock to finalize this intangible asset purchase.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Except for the matter discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In July 2011, the Company issued 242,385 shares of stock in exchange for $126,040.

Note 9 – Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the six month period ended June 30, 2011.

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

In April 2011, the Company entered into a letter of intent to acquire distribution rights from 1st Choice Security Solutions (“1st Choice”), an OEM supplier of ultra-long range RFID technology. The distribution rights will allow us to distribute Protrac iD products in North and South America. As of June 30, 2011, we had paid $42,734 to 1st Choice. We expect to finalize the distribution rights purchase by September 30, 2011, with an additional $70,000 cash outlay and the issuance 200,000 shares of common stock.

Business Development Risks

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

Results of Operations

During the six month period ended June 30, 2011, we were engaged in (i) developing our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians to correctional facilities, (iii) completing debt financing arrangements, (iv) securing a performance bond, (v) performing due diligence and entering into a letter of intent with 1st Choice, and (vi) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended June 30, 2011, increased to $993,570 from $550,984 for the three months ended June 30, 2010, an increase of 80%. Revenue for the six months ended June 30, 2011, increased to $2,375,101 from $1,498,524 for the six months ended June 30, 2010, an increase of 58%. The increase in revenue over the comparable period is due to the procurement of new contracts by our systems division. We expect to continue to increase revenues in future periods through the sale of services to correction facilities and video products.

Cost of revenue for the three months ended June 30, 2011, was $681,168 compared to $375,499 for the three months ended June 30, 2010, an increase of 81%. Cost of revenue for the six months ended June 30, 2011, was $1,731,498 compared to $966,728 for the six months ended June 30, 2010, an increase of 79%. The increase in the cost of revenue in the current period can be attributed to the increase in revenue over the comparative period and increasing costs for materials. We expect the cost of revenue to increase in future periods along with increases in revenue.

Gross profit for the three months ended June 30, 2011, increased to $312,402 from $175,485 for the three months ended June 30, 2010, an increase of 78%. Gross profit for the six months ended June 30, 2011, increased to $643,603 from $531,796 for the six months ended June 30, 2010, an increase of 21%. The increase in gross profit over the comparable periods is primarily attributable to the increase in revenue over the comparative periods, while opposed by increasing materials costs. We expect that gross profit will continue to increase in correlation with anticipated increases in revenue over future periods.

Expenses

Operating expenses for the three months ended June 30, 2011, decreased to $730,365 from $938,813 for the three months ended June 30, 2010, a decrease of 22%. Operating expenses for the six months ended June 30, 2011, increased to $1,570,443 from $1,553,821 for the six months ended June 30, 2010, an increase of 1%. The decrease in operating expenses over the comparative three month periods is primarily attributable to our implementation of cost-cutting activities and operational efficiencies. The increase in operating expenses over the comparative six month periods is primarily attributable to the increase in general and administrative expenses. We expect that operating expenses will remain relatively constant in the near term as management continues to evaluate prospective operating efficiencies.

Depreciation and amortization expenses for the six months ended June 30, 2011 and 2010 were $121,571 and $210,925, respectively. The decrease in depreciation and amortization expenses over the respective periods can be attributed to a decrease in the amortization of intangible assets.

Other Income (Expense)

Interest income for the three months ended June 30, 2011 was $251 as compared to $151 for the three months ended June 30, 2010. Interest income for the six months ended June 30, 2011 was $606 as compared to $570 for the six months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 was $35,873 as compared to $26,266 for the three months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 was $61,346 as compared to $53,937 for the six months ended June 30, 2010. The increase in interest expense over the comparable three and six month periods can be attributed to outstanding debt obligations. We expect that interest expense will continue to increase as debt obligations mature.

Net Loss

Net loss for the three months ended June 30, 2011, was $445,585 as compared to a net loss of $775,718 for the three months ended June 30, 2010, a decrease of 43%. Net loss for the six months ended June 30, 2011, was $999,580 as compared to a net loss of $1,061,667 for the six months ended June 30, 2010, a decrease of 6%. The decrease in net loss over the comparable periods can be primarily attributed to decreases in losses from operations during the current three and six month periods. We expect to transition to net income in the near term with anticipated increases in revenue and consistency in operating expenses.

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

Capital Expenditures

We made no significant capital expenditures on property or equipment for the six months ended June 30, 2011 or 2010.

Liquidity and Capital Resources

At June 30, 2011 we had a working capital deficit of $232,925.

At June 30, 2011 we had current assets of $1,491,475 that consisted of cash totaling $558,616, accounts receivable of $767,395, estimated earnings in excess of billings on uncompleted contracts of $155,668 and prepaid expenses of $9,796. Our total assets of $2,191,805 included current assets as well as intangible assets of $393,467, property and equipment of $132,677 and other assets of $174,186.

At June 30, 2011 we had current liabilities of $1,724,400 that consisted of accounts payable of $571,459, accrued expenses of $101,492, excess billings on uncompleted contracts of $136,449, a line of credit of $50,000 and the current portion of long-term debt of $865,000. Total liabilities of $2,105,018 include current liabilities as well as long-term debt of $221,018 and accrued expenses of $159,600.

Total stockholders’ equity was $86,787 as of June 30, 2011.

Cash flows used in operations were $335,064 for the six months ended June 30, 2011 as compared to $382,246 for the six months ended June 30, 2010. The difference in cash flows used in operations over the comparative periods can be primarily attributed to a decrease in net losses, an adjustment to net losses from stock, option, and warrant compensation expenses, and an increase in accounts payable. We expect to realize cash flows provided by operating activities with an anticipated transition to net income in the near term.

Cash flows used in investing activities were $43,063 for the six months ended June 30, 2011 as compared to $12,695 for the six months ended June 30, 2010. Cash flows used in investing activities in the current period are related to amounts paid to acquire the distribution rights of Protrac iD in addition to the purchase of property and equipment. We expect to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $419,250 for the six months ended June 30, 2011 as compared to $499,103 for the six months ended June 30, 2010. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash and debt instruments offset by payments on long-term debt. We expect to continue to have cash flow provided by financing activities.

We had certain long-term debt obligations as of June 30, 2011:

•         Unsecured note payable to Global Convertible Megatrend, Ltd. (“Global Megatrend”) in the amount of $176,568 bearing interest at 7.5% and due in December 2012. The note may be converted to our common shares, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at June 30, 2011 was $10,123.

•         Secured note payable to Paul Higbee in the amount of $465,000 bearing interest at 8%, due on March 31, 2012. Accrued interest at June 30, 2011 was $47,217.

•         Secured promissory note payable to Doug Bartek in the amount of $400,000 bearing interest at 18%, with a final payment of $472,000 on February 25, 2012. The obligation is secured by the stock of our wholly owned subsidiary, Pinnacle. Accrued interest at June 30, 2011 was $24,658, and an unamortized discount of $5,550 at June 30, 2011.

•         Unsecured note payable to Bayberry Capital, Inc., in the amount of $50,000 bearing interest at 12% and due in October 2012. The note may be converted to our common shares, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at June 30, 2011 was $1,491.

We have a 2010 Benefit Plan registered under Form S-8 pursuant to which we can issue or option shares of our common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2011 we had granted 885,000 stock options for a two year term at an exercise price of $0.50 a share under the Benefit Plan.

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

We have a $100,000 line of credit with a bank which had a balance due of $50,000 at June 30, 2011. Accrued interest at June 30, 2011 was $13.

We have no commitments for future capital expenditures that were material at June 30, 2011.

We have no defined benefit plan or contractual commitment with any of our officers or directors.

We have no current plans for the purchase or sale of any plant or equipment.

We hired several former employees of 1st Choice during July 2011.

We do not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2011 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

Please see Note 9 to our consolidated financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

We had an accumulated deficit of $8,637,922 as of June 30, 2011 and a net operating loss. We do expect net income in the next twelve months but can provide no assurance to this end. Should we realize net income in the near term we can provide no assurance that we will be able to sustain net income over time.

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

OUR PRODUCTS ARE SUBJECT TO ENVIRONMENTAL LAWS

New hazardous materials restrictions have been and are being sought in numerous jurisdictions worldwide. As these restrictions take effect, we may need to change the components we use in certain key products. These components may be difficult to procure or more expensive than the components we currently use. As such, current and future environmental regulations could negatively impact our operations.

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

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of their securities.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On July 5, 2011 we issued 242,385 shares of common stock in exchange for $126,040 in cash or $0.52 per share, in reliance on Section 4(2) of the Securities Act, to the following individuals:

Investor	Shares	Consideration
Louise Woods	177,000	$92,040
SeaFin Capital LLC	65,385	$34,000
Totals	242,385	$126,040

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

On June 5, 2011 we issued 120,000 shares of common stock in exchange for $30,000 in cash or $0.25 per share, pursuant to exemption provided by Rule 506 of Regulation D of the Securities Act, to the following individuals:

Investor	Shares	Consideration
Dan Traxler	60,000	$15,000
William R. Bryan	40,000	$10,000
Ron E. Barker	20,000	$5,000
Totals	120,000	$30,000

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	August 19, 2011

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

10(iii)*                   Joinder, Amendment and Consent Agreement between ComCam, Inc., the Company and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on November 14, 2007).

10(iv)*                   Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

10(v)*                    Amended and Restated Debenture between the Company and HNI dated July 10, 2009 (incorporated by reference to the Form 10-Q filed with the Commission on January 27, 2010).

10(vi)*                   Share Purchase Agreement between the Company, Pinnacle Integrated Systems, Inc., Robert Betty and Feng Brown dated December 30, 2009 (incorporated by reference to the Form 8-K filed with the Commission on December 31, 2009).

10(vii)*                  Secured Promissory Note from Paul Higbee dated March 31, 2010 (incorporated by reference to the Form 10-K/A filed with the Commission on January 14, 2011).

10(viii)*                 Debt Settlement Agreement between the Company and Paul Higbee dated March 31, 2010 (incorporated by reference to the Form 10-K/A filed with the Commission on January 14, 2011).

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

101. INS                XBRL Instance Document†

101. PRE               XBRL Taxonomy Extension Presentation Linkbase†

101. LAB              XBRL Taxonomy Extension Label Linkbase†

101. DEF               XBRL Taxonomy Extension Label Linkbase†

101. CAL              XBRL Taxonomy Extension Label Linkbase†

101. SCH              XBRL Taxonomy Extension Schema†

*                              Incorporated by reference to previous filings of ComCam International.

†                                              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.