Form 10-Q/A
period 2011-06-30
COMCAM INTERNATIONAL INC
filed 2011-08-31
CIK 1118761

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August xx, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to ComCam International, Inc., a Delaware corporation, unless otherwise indicated.  In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A, an evaluation was carried out by our management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	August 31, 2011

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