Form 10-Q
period 2011-09-30
COMCAM INTERNATIONAL INC
filed 2011-11-18
CIK 1118761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.0001 par value (the only class of voting stock), at November 18, 2011, was 17,350,697.

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

COMCAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$551,711	517,493
Accounts receivable	378,023	836,342
Costs and estimated earnings in excess of billings on uncompleted contracts	114,652	114,827
Prepaid expenses	5,711	11,712

Total current assets	1,050,097	1,480,374

Property and equipment, net	148,739	157,263
Intangible assets, net	345,138	447,389
Other assets	172,306	23,926

Total assets	$1,716,280	2,108,952

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$310,068	381,153
Accrued expenses	172,749	123,140
Billings in excess of costs and estimated earnings on uncompleted contracts	208,937	387,923
Current portion of long-term debt	865,000	841,650

Total current liabilities	1,556,754	1,733,866

Accrued expenses	166,300	176,000
Long-term debt, net	222,128	641,568

Total liabilities	1,945,182	2,551,434

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized,
16,530,697 and 13,684,312 shares issued and outstanding, respectively	1,653	1,368
Additional paid-in capital	8,887,576	7,194,492
Accumulated deficit	(9,118,131)	(7,638,342)

Total stockholders' deficit	(228,902)	(442,482)

Total liabilities and stockholders' deficit	$1,716,280	2,108,952

The accompanying notes are an integral part of these consolidated financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues, net	$384,592	1,028,863	2,759,693	2,527,387
Cost of revenues	292,342	615,382	2,023,840	1,582,110

Gross profit	92,250	413,481	735,853	945,277

Operating expenses:
General and administrative expenses	501,183	408,250	2,068,691	1,956,096
Research and development expenses	2,285	1,862	5,220	7,837

	503,468	410,112	2,073,911	1,963,933

Income (loss) from operations	(411,218)	3,369	(1,338,058)	(1,018,656)

Other income (expense):
Interest income	178	97	784	667
Interest expense	(37,169)	(20,597)	(98,515)	(74,534)
Debt extinguishment income	-	-	-	13,725

	(36,991)	(20,500)	(97,731)	(60,142)

Loss before provision for income taxes	(448,209)	(17,131)	(1,435,789)	(1,078,798)

Provision for income taxes	32,000	-	44,000	-

Net loss	$(480,209)	(17,131)	(1,479,789)	(1,078,798)

Net loss per common share - basic and diluted	$(0.03)	(0.00)	(0.09)	(0.10)

Weighted average common and common
equivalent shares	16,512,255	12,717,509	15,811,523	10,537,403

The accompanying notes are an integral part of these consolidated financial statements

COMCAM INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(1,479,789)	(1,078,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	118,390	390,000
Stock, options, and warrants compensation expense	550,830	-
Depreciation and amortization	185,578	321,741
Loss on disposal of assets	-	10,449
Allowance for losses on receivables, net	13,600	-
(Increase) decrease in:
Accounts receivable	444,719	517,368
Prepaid expenses	6,001	(5,930)
Costs and estimated earnings in excess of billings on
uncompleted contracts	175	(78,188)
Other assets	(148,380)	(13,590)
Increase (decrease) in:
Accounts payable	(71,086)	(142,275)
Accrued expenses	212,498	121,708
Billings in excess of costs and estimated earnings on
uncompleted contracts	(178,986)	(51,620)

Net cash used in operating activities	(346,450)	(9,135)

Cash flows from investing activities:
Payments received on note receivable	-	36,667
Purchase of intangible assets	(42,734)	-
Purchase of property and equipment	(29,849)	(98,347)

Net cash used in investing activities	(72,583)	(61,680)

Cash flows from financing activities:
Payments on related party payable	-	(36,667)
Payments on long-term debt	(415,000)	(158,350)
Proceeds from issuance of debt	500,000	-
Issuance of common stock	368,251	776,500

Net cash provided by financing activities	453,251	581,483

Net increase in cash	34,218	510,668

Cash, beginning of period	517,493	217,783

Cash, end of period	$551,711	728,451

The accompanying notes are an integral part of these consolidated financial statements.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The consolidated financial statements consist of Comcam International, Inc. (Comcam) and its wholly owned subsidiary, Pinnacle Integrated Systems, Inc. (Pinnacle). Collectively, these entities are referred to as “the Company”.

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

Convertible Debts

In accordance with ASC 470-20, the Company calculates the value of any beneficial conversion features embedded in its convertible debts. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

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

This convertible debt is recorded at face value and is reduced as principal payments are made. A discount has been recorded as a contra account to the convertible debt. The discount (contra account) is amortized to expense over the term of the underlying contract which creates the discount. For presentation purposes, the convertible debt is presented as net of the discount.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 2 – Going Concern

As of September 30, 2011, the Company has negative working capital and has incurred losses since inception. These factors taken alone raise substantial doubt about the Company’s ability to continue as a going concern. However, management is in the process of procuring additional financing to expand marketing efforts and product development, which actions, if successful, will enable the Company to continue as a going concern. Nevertheless, there can be no assurance that sufficient financing will be available to the Company to successfully pursue its marketing and product development efforts.

Note 3 – Line of Credit

The line of credit disclosed in the Company’s June 30, 2011 financial statements with a balance outstanding of $50,000 was paid in full and cancelled during the three months ended September 30, 2011.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Notes payable to Bartek Investments -1, Ltd. bearing interest at 18%, secured by the common stock and
assets of Pinnacle, and due February 2012.	400,000	-

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due December 2012.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	176,568	176,568

Unsecured note payable to Bayberry Capital, Inc.,
bearing interest at 12% and due October 2012.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	50,000	-

Unsecured note payable to La Jolla Cove Investors, Inc.
bearing interest at 4.75% and due September 2015.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices.	50,000	-

	1,141,568	1,483,218
Less unamortized discount	(54,440)	-

	1,087,128	1,483,218
Less current portion	(865,000)	(841,650)

	$222,128	641,568

The fair values of the conversion options are recorded as discounts on the face values of the notes and are $54,440 and $0 at September 30, 2011 and December 31, 2010, respectively. These amounts are amortized using the straight-line method over the term of the notes.  During the nine months ended September 30, 2011 and 2010, the Company recorded $2,220 and $0, respectively, as interest expense due to amortization of the discounts.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 5 – Supplemental Cash Flow Information

During the nine months ended September 30, 2011, the Company:

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

•         Issued 292,000 shares of common stock for services rendered to the Company in the amount of $118,390.

•         Issued 1,402,385 shares of common stock in exchange for $368,251 in cash.

•         Issued 320,000 warrants to purchase shares of common stock in conjunction with the issuance of certain notes payable valued at $166,786.

•         Granted 885,000 stock options to purchase shares of common stock for services valued at $384,043.

During the nine months ended September 30, 2010, the Company:

•         Issued 1,363,930 shares of common stock in exchange for $438,405 of long-term debt, accounts payable and accrued expenses.

•         Issued 1,530,000 shares of common stock for services rendered to the Company in the amount of $390,000.

•         Issued 3,106,000 shares of common stock in exchange for $776,500 in cash.

•         Recognized debt extinguishment income of $13,725 from the discharge of certain accounts payable.

•         Cancelled the stock subscription receivable of $1,000.

During the nine months ended September 30, 2011 and 2010, cash paid for interest was $0 and $23,300 respectively, and cash paid for income taxes was approximately $27,000 and $0, respectively.

Note 6 – Common Stock Options and Warrants

Common stock options and warrants consist of:

			Exercise
	Number of		Price
	Options	Warrants	Per Share

Outstanding at January 1, 2011	-	-	$-
Granted, vested, and excercisable	885,000	320,000	.50 - .75

Outstanding at September 30, 2011	885,000	320,000	$.50 - .75

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 7 – Distribution Rights Acquisition

In April 2011, the Company entered into a letter of intent to acquire the distribution rights of 1st Choice Security Solutions (1st Choice) of Georgia for cash and common stock.  The distribution rights will allow the Company to distribute products of Protrac iD in North and South America.

As of September 30, 2011, the Company had paid $42,734 to 1st Choice and expects to finalize the purchase of this intangible asset by December 31, 2011. As of the date of these financial statements, the Company expects to spend $70,000 more and issue 200,000 shares of common stock to finalize this intangible asset purchase.

Note 8 – Subsequent Events

The Company evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. Except as noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In October 2011, the Company issued 620,000 shares of common stock in exchange for services.

In November 2011, the Company issued 200,000 shares of common stock in exchange for services.

COMCAM INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 9 – Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2011.

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

In April 2011, the Company entered into a letter of intent to acquire distribution rights from 1st Choice Security Solutions (“1st Choice”), an OEM supplier of ultra-long range RFID technology. The distribution rights will allow us to distribute Protrac iD products in North and South America. As of September 30, 2011, we had paid $42,734 to 1st Choice. We expect to finalize the distribution rights purchase by December 31, 2011, with an additional $70,000 cash outlay and the issuance of 200,000 shares of common stock.

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

Results of Operations

During the nine month period ended September 30, 2011, we were engaged in (i) developing our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions, (ii) providing turnkey system design and installation, maintenance contracts, and field support technicians to correctional facilities, (iii) completing debt financing arrangements, (iv) securing a performance bond, (v) performing due diligence and entering into a letter of intent with 1st Choice, and (vi) satisfying continuous public disclosure requirements.

Revenue

Revenue for the three months ended September 30, 2011, decreased to $384,592 from $1,028,863 for the three months ended September 30, 2010, a decrease of 63%. Revenue for the nine months ended September 30, 2011, increased to $2,759,693 from $2,527,387 for the nine months ended September 30, 2010, an increase of 9%. Both the decrease and increase in revenue over the comparable periods are due to the timing of the procurement of new contracts by our systems division. We expect to increase revenues in future periods through the sale of services to correction facilities and video products.

Cost of revenue for the three months ended September 30, 2011, was $292,342 compared to $615,382 for the three months ended September 30, 2010, a decrease of 52%. Cost of revenue for the nine months ended September 30, 2011, was $2,023,840 compared to $1,582,110 for the nine months ended September 30, 2010, an increase of 28%. The decrease in cost of revenue over the comparable three month periods and the increase in cost of revenue over the comparable nine month periods can be primarily attributed to decreases in revenue in the current three month and increases in the cost of materials in the current nine month period. We expect the cost of revenue to increase in line with revenue growth and inflationary pressure on the cost of materials.

Gross profit for the three months ended September 30, 2011, decreased to $92,250 from $413,481 for the three months ended September 30, 2010, a decrease of 78%. Gross profit for the nine months ended September 30, 2011, decreased to $735,853 from $945,277 for the nine months ended September 30, 2010, a decrease of 22%. The decrease in gross profit over the comparable periods is primarily attributable to the decrease in revenue in the current three month period and increases in the cost of materials in the current nine month period. We expect that gross profit will continue to increase in correlation with anticipated revenue growth over future periods.

Operating Expenses

Operating expenses for the three months ended September 30, 2011, increased to $503,468 from $410,112 for the three months ended September 30, 2010, an increase of 23%. Operating expenses for the nine months ended September 30, 2011, increased to $2,073,911 from $1,963,933 for the nine months ended September 30, 2010, an increase of 6%. The increase in operating expenses over the comparative three month periods is primarily attributable to the increase in general and administrative expenses in the three months ended September 30, 2011 which includes non-cash expenses of $65,490 for the issuance of common stock for services and $62,897 in depreciation and amortization charges. The increase in operating expenses over the comparative nine month periods is primarily attributable to the increase in general and administrative expenses in the nine months ended September 30, 2011 which includes non-cash expenses of $118,390 with the issuance of common stock for services, $550,830 in the grant of stock options for services and warrants compensation and $185,578 in depreciation and amortization charges. We expect that operating expenses will decline as management focuses on operating efficiencies.

Depreciation and amortization expenses for the nine months ended September 30, 2011 and 2010 were $185,578 and $321,741, respectively. The decrease in depreciation and amortization expenses over the respective periods can be attributed to a decrease in the amortization of intangible assets.

Other Income (Expense)

Interest income for the three months ended September 30, 2011 was $178 as compared to $97 for the three months ended September 30, 2010. Interest income for the nine months ended September 30, 2011 was $784 as compared to $667 for the nine months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 was $37,169 as compared to $20,597 for the three months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 was $98,515 as compared to $74,534 for the nine months ended September 30, 2010. The increase in interest expense over the comparable three and nine month periods can be attributed to outstanding debt obligations. We expect that interest expense will continue to increase as debt obligations mature. During the nine month period ended September 30, 2010 we recognized debt extinguishment income of $13,725.

Net Loss

Net loss for the three months ended September 30, 2011, was $480,209 as compared to a net loss of $17,131 for the three months ended September 30, 2010, an increase of 2,703%. Net loss for the nine months ended September 30, 2011, was $1,479,789 as compared to a net loss of $1,078,798 for the nine months ended September 30, 2010, an increase of 37%. The increases in net loss over the comparable three month period periods can be attributed to the decrease in revenue and the increase in general and administrative expenses due in part to non-cash expenses in the three month ended September 30, 2011. The increase in net loss over the nine month periods can be primarily attributed to the increase in general and administrative expenses due in part to non-cash expenses and the increase in the cost of revenue due to inflationary pressure on the cost of materials. We expect to continue to realize net losses until such time as revenue increases and cost of materials stabilizes.

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

Impact of Inflation

We believe that inflation has had an effect on operations over the past three years as our cost of materials has risen in response to inflationary pressures. Nonetheless, we believe we can offset inflationary pressures to some extent going forward by improving operating efficiencies.

Capital Expenditures

We made no significant capital expenditures on property or equipment for the nine months ended September 30, 2011 or 2010.

Liquidity and Capital Resources

At September 30, 2011 we had a working capital deficit of $506,657.

At September 30, 2011 we had current assets of $1,050,097 that consisted of cash totaling $551,711, accounts receivable of $378,023, estimated earnings in excess of billings on uncompleted contracts of $114,652 and prepaid expenses of $5,711. Our total assets of $1,716,280 included current assets as well as intangible assets of $345,138, property and equipment of $148,739 and other assets of $172,306.

At September 30, 2011 we had current liabilities of $1,556,754 that consisted of accounts payable of $310,068, accrued expenses of $172,749, excess billings on uncompleted contracts of $208,937, and the current portion of long-term debt of $865,000. Total liabilities of $1,945,182 include current liabilities as well as long-term debt of $222,128 and accrued expenses of $166,300.

Total stockholders’ deficit was $228,902 as of September 30, 2011.

Cash flows used in operations were $346,450 for the nine months ended September 30, 2011 as compared to $9,135 for the nine months ended September 30, 2010. The difference in cash flows used in operations over the comparative periods can be primarily attributed to an increase in net losses, an increase in other assets, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts. We do not expect to realize cash flows provided by operating activities until our operations transition to net income.

Cash flows used in investing activities were $72,583 for the nine months ended September 30, 2011 as compared to $61,680 for the nine months ended September 30, 2010. Cash flows used in investing activities in the current period are related to amounts paid to acquire the distribution rights of Protrac iD in addition to the purchase of property and equipment. We expect to continue to use cash flows in investing activities in future periods.

Cash flows provided by financing activities were $453,251 for the nine months ended September 30, 2011 as compared to $581,483 for the nine months ended September 30, 2010. Cash flows provided by financing activities for the current period are attributable to the issuance of common stock for cash and debt instruments offset by payments on long-term debt. We expect to continue to have cash flow provided by financing activities.

On September 21, 2011 we entered into certain agreements for funding up to $3,300,000 through a series of convertible debentures and common stock issuances pursuant to the terms and conditions of a securities purchase agreement and equity investment agreement. The initial convertible debenture was for $50,000 that incurs 4 ¾ % interest per annum and matures on September 21, 2015. The principal and interest is convertible at the option of the holder at $0.75 per share or 80% of the average of the three lowest volume weighted average prices during the twenty one days prior to a conversion notice to a minimum conversion price of $0.45 at which time we have the right to prepay the amount of the debenture that the holder has chosen to convert.

We had certain long-term debt obligations as of September 30, 2011:

•         Unsecured note payable to Global Convertible Megatrend, Ltd. (“Global Megatrend”) in the amount of $176,568 bearing interest at 7.5% and due in December 2012. The note may be converted to our common shares, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at September 30, 2011 was $15,274.

•         Secured note payable to Paul Higbee in the amount of $465,000 bearing interest at 8%, due on March 31, 2012. Accrued interest at September 30, 2011 was $57,343.

•         Secured promissory note payable to Bartek Investments -1, Ltd. in the amount of $400,000 bearing interest at 18%, with a final payment of $472,000 on February 25, 2012. The obligation is secured by the stock of our wholly owned subsidiary, Pinnacle. Accrued interest at September 30, 2011 was $42,805.

•         Unsecured note payable to Bayberry Capital, Inc., in the amount of $50,000 bearing interest at 12% and due in October 2012. The note may be converted to our common shares, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at September 30, 2011 was $3,051 and an unamortized discount of $4,440 at September 30, 2011.

•         Unsecured note payable to La Jolla Cove Investors, Inc, in the amount of $50,000 bearing interest at 4.75% and due in September 2015. The note may be converted to our common shares, at the option of the holder, based on certain terms related to outstanding shares and per share prices. Accrued interest at September 30, 2011 was $0 and an unamortized discount of $50,000 at September 30, 2011.

We have a 2010 Benefit Plan registered under Form S-8 pursuant to which we can issue or option shares of our common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2011 we had granted 885,000 stock options for a two year term at an exercise price of $0.50 a share under the Benefit Plan. Subsequent to September 2011 we issued 200,000 shares under the Benefit Plan for services rendered.

Our current assets are sufficient to maintain operations but insufficient to return to product research and development or manufacture over the next twelve (12) months. We need a minimum of $3,000,000 in debt or equity financing to fund these product related activities, expand our marketing efforts or raise our performance bond capacity, all of which are integral to our business success.  Although we do have an agreement to issue debentures up to an additional $250,000 and to sell equity up to $3,000,000, such agreement is dependent on the holder’s option to provide the agreed financing. Otherwise, we have no other commitments or arrangements for financing, though management is actively pursuing alternative arrangements for debt or equity placements. Our inability to obtain sufficient financing would have a material adverse affect on our business operations.

We have no lines of credit or other bank financing arrangements as of September 30, 2011.

We have no commitments for future capital expenditures that were material at September 30, 2011.

We have no defined benefit plan or contractual commitment with any of our officers or directors.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

We do not expect to pay cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2011 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock to fund our business operations. Unfortunately, there is no assurance that we will be able to secure the financing requisite to fund our return to product research, development or manufacture over the next twelve (12) months.

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

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

We had an accumulated deficit of $9,118,131 as of September 30, 2011 and a net operating loss. We do expect net income in the next twelve months but can provide no assurance to this end. Should we realize net income in the near term we can provide no assurance that we will be able to sustain net income over time.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On October 13, 2011 we issued 400,000 shares of common stock in exchange for services valued at $180,000 or $0.45 per share, pursuant to exemption provided by Section 4(2) of the Securities Act, to the following entities:

Investor	Shares	Consideration
Integra Consulting Group LLC	200,000	$90,000
Crucible Capital Group, Inc.	200,000	$90,000
Totals	400,000	$180,000

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions which did not involve a public offering; (2) the offerees have access to the kind of information which a registration would disclose; and (3) the offerees are financially sophisticated.

On October 7, 2011 we issued 220,000 shares of common stock in exchange for services valued at $99,000 or $0.45 per share, pursuant to exemption provided by Section 4(2) of the Securities Act, to the following individual and entity:

Investor	Shares	Consideration
KTK Strategic Development Group	100,000	$45,000
Greg Palmacci	120,000	$54,000
Totals	220,000	$99,000

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions which did not involve a public offering; (2) the offerees have access to the kind of information which a registration would disclose; and (3) the offerees are financially sophisticated.

On September 21, 2011 we issued a convertible debenture to La Jolla Cove Investors, Inc. in exchange for $50,000 which accrues interest of 4 ¾ % per annum, is convertible at the option of the holder and matures on September 21, 2015 in reliance on Section 4(2) of the Securities Act.

On July 5, 2011 we issued 65,385 shares of common stock in exchange for $34,000 in cash or $0.52 per share and 177,000 shares of common stock in exchange for $65,490 in services rendered or $0.37 per share, in reliance on Section 4(2) of the Securities Act, to the following individual and entity:

Investor	Shares	Consideration
Louis A. Woods	177,000	$65,490
SeaFin Capital LLC	65,385	$34,000
Totals	242,385	$99,490

We made this offering pursuant to Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions which did not involve a public offering; (2) the offerees have access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ComCam International, Inc.	Date
/s/ Don Gilbreath By: Don Gilbreath Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 18, 2011

INDEX TO EXHIBITS

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